Form 10-Q/A
period 2020-12-31
Far Peak Acquisition Corp
filed 2021-06-01
CIK 1829426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No 1.)

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

As of May 28, 2021, 60,000,000 Class A ordinary shares, par value $0.0001 and 9,750,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Far Peak Acquisition Corporation, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of Far Peak Acquisition Corporation for the three months ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on February 16, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on December 7, 2020, our warrants were accounted for as equity within our balance sheet. After discussion and evaluation, including with our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 24, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously audited Balance Sheet as of December 7, 2020 and unaudited interim financial statements as of, and for the period ended December 31, 2020 (the “Affected Period”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase Class A ordinary shares (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the Warrants issued on December 7, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Financial Statements, in the Affected Period or in any of the periods included in Item 1, Financial Statements in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Item 1. Financial Statements

Item 1A. Risk Factors

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

FAR PEAK ACQUISITION CORPORATION

Form 10-Q

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Balance Sheet as of December 31, 2020 (As Restated)	1

	Unaudited Condensed Statement of Operations for the period from October 19, 2020 (inception) through December 31, 2020 (As Restated)	2

	Unaudited Condensed Statement of Changes in Shareholders’ Equity for the period from October 19, 2020 (inception) through December 31, 2020 (As Restated)	3

	Unaudited Condensed Statement of Cash Flows for the period from October 19, 2020 (inception) through December 31, 2020 (As Restated)	4

	Notes to Unaudited Condensed Financial Statements (As Restated)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (As Restated)	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures (As Restated)	25

PART II. OTHER INFORMATION		26

Item 1.	Legal Proceedings	26

Item 1a.	Risk Factors (As Restated)	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FAR PEAK ACQUISITION CORPORATION

UNAUDITED CONDENSED BALANCE SHEET

As Restated- See Note 2

AS OF DECEMBER 31, 2020

Assets
Current assets:
Cash	$1,756,985
Prepaid expenses	857,475

Total current assets	2,614,460
Investments held in Trust Account	599,976,631

Total Assets	$602,591,091

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses	$510,000
Accounts payable	125,666

Total current liabilities	635,666
Deferred legal fees	400,000
Deferred underwriting commissions	15,437,500
Derivative warrant liabilities	54,000,000

Total liabilities	70,473,166
Commitments and Contingencies
Class A ordinary shares; 52,711,792 shares subject to possible redemption at $10.00 per share	527,117,920
Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 7,288,208 shares issued and outstanding (excluding 52,711,792 shares subject to possible redemption)	729
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,750,000 shares issued and outstanding	975
Additional paid-in capital	10,868,731
Accumulated deficit	(5,870,430)

Total shareholders’ equity	5,000,005

Total Liabilities and Shareholders’ Equity	$602,591,091

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR PEAK ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

As Restated – See Note 2

FOR THE PERIOD FROM OCTOBER 19, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

General and administrative expenses	$662,301

Loss on operations	(662,301)
Other income (expense)
Loss on sale of Private Placement Warrants	(3,500,000)
Financing Costs	(1,684,760)
Loss on investments held in Trust Account	(23,369)

Net loss	$(5,870,430)

Weighted average shares outstanding of Class A ordinary shares	57,200,000

Basic and diluted net loss per share, Class A	$(0.00)

Weighted average shares outstanding of Class B ordinary shares	9,750,000

Basic and diluted net loss per share, Class B	$(0.60)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR PEAK ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

As Restated – See Note 2

FOR THE PERIOD FROM OCTOBER 19, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—October 19, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	9,750,000	975	24,025	—	25,000
Sale of units in initial public offering, less fair value of public warrants	60,000,000	6,000	—	—	559,994,000	—	560,000,000
Offering costs, net of reimbursement from underwriters	—	—	—	—	(22,036,645)	—	(22,036,645)
Shares subject to possible redemption	(52,711,792)	(5,271)	—	—	(527,112,649)	—	(527,117,920)
Net loss	—	—	—	—	—	(5,870,430)	(5,870,430)

Balance—December 31, 2020 (restated)	7,288,208	$729	9,750,000	$975	$10,868,731	$(5,870,430)	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR PEAK ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

As Restated – See Note 2

FOR THE PERIOD FROM OCTOBER 19, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(5,870,430)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor under note payable	31,015
Financing costs—derivative warrant liabilities	1,684,760
(Gain) loss on investments held in Trust Account	23,369
Loss on sale of Private Placement Warrants	3,500,000
Changes in operating assets and liabilities:
Prepaid expenses	(857,475)
Accrued expenses	435,000
Accounts payable	125,666

Net cash used in operating activities	(928,095)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(600,000,000)

Net cash used in investing activities	(600,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(195,396)
Proceeds received from initial public offering, gross	600,000,000
Proceeds received from private placement	10,500,000
Offering costs paid	(11,219,524)
Reimbursement from underwriters	3,600,000

Net cash provided by financing activities	602,685,080

Net change in cash	1,756,985
Cash - beginning of the period	—

Cash - end of the period	$1,756,985

Supplemental disclosure of noncash financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Offering costs included in accrued expenses	$75,000
Offering costs funded with note payable - related party	$164,381
Deferred legal fees	$400,000
Deferred underwriting commissions	$15,437,500
Initial value of Class A ordinary shares subject to possible redemption	$481,073,030
Change in value of Class A ordinary shares subject to possible redemption	$46,044,890

The accompanying notes are an integral part of these financial statements.

FAR PEAK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (As Restated)

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

The Company’s sponsor is Far Peak LLC, a Cayman Islands exempted limited liability company (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on December 2, 2020. On December 7, 2020, the Company consummated its Initial Public Offering of 55,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $550.0 million, and incurring offering costs of approximately $23.7 million, inclusive of $7.5 million in underwriting commissions, approximately $15.4 million in deferred underwriting commissions (Note 7), $400,000 in deferred legal fees, approximately $4.0 million of other expenses, and net of reimbursement from the underwriters of $3.6 million. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 8,250,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On December 21, 2020, the underwriters partially exercised the over-allotment option and purchased an additional 5,000,000 Units at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000 (the “Over-Allotment Option”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 7,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (collectively, the “Anchor Investor”), generating gross proceeds of $10.5 million (Note 5).

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

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares were initially recognized at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor agreed to vote the Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Sponsor agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period as of December 31, 2020, and the period from October 19, 2020 (inception) through December 31, 2020 (the “Affected Period”), as well as the Balance Sheet as of December 7, 2020, are restated in this Quarterly Report on Form 10-Q/A (Amendment No. 1) (this “Quarterly Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued unaudited financial statements for such periods. The restated financial statements are indicated as “Restated” in the unaudited financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

The Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain offering costs on behalf of the Company in exchange for the issuance of the Founder Shares (as defined below), the loan under the Promissory Note (as defined below) from the Sponsor of approximately $195,000 (see Note 6) to the Company, the reimbursement of certain offering costs from the underwriters of $3.6 million, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on December 7, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 —Restatement Of Previously Issued Financial Statements

In May 2021, the Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants to purchase Class A ordinary shares that the Company issued in December 2020 (the “Warrants”), the Company’s previously issued financial statements for the Affected Period should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Period included in this Quarterly Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance in December 2020, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation, including with the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on December 7, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s statement of operations each reporting period.

Impact of the Restatement

The impact of the restatement on the unaudited condensed balance sheet, unaudited condensed statement of operations and unaudited condensed statement of cash flows for the Affected Period is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	(unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
Condensed Balance Sheet
Total assets	$602,591,091	$—	$602,591,091

Liabilities and shareholders’ equity
Total current liabilities	$635,666	$—	$635,666
Deferred legal fees	400,000		400,000
Deferred underwriting commissions	15,437,500	—	15,437,500
Derivative warrant liabilities	—	54,000,000	54,000,000

Total liabilities	16,473,166	54,000,000	70,473,166
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption shareholders’ equity	581,117,920	(54,000,000)	527,117,920
Preference shares—$0.0001 par value	—	—	—
Class A ordinary shares—$0.0001 par value	189	540	729
Class B ordinary shares—$0.0001 par value	975	—	975
Additional paid-in-capital	5,684,511	5,184,220	10,868,731
Accumulated deficit	(685,670)	(5,184,760)	(5,870,430)

Total shareholders’ equity	5,000,005	—	5,000,005

Total liabilities and shareholders’ equity	$602,591,091	$—	$602,591,091

	Period From October 19, 2020 (Inception) Through December 31, 2020
	(unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
Condensed Statement of Operations
Loss from operations	$(662,301)	$—	$(662,301)
Other (expense) income:
Loss on Sale of Private Placement warrants	0	(3,500,000)	(3,500,000)
Financing costs	—	(1,684,760)	(1,684,760)
Interest earned on investments held in Trust Account	(23,369)	—	(23,369)

Total other (expense) income	(23,369)	(5,184,760)	(5,208,129)

Net loss	$(685,670)	$(5,184,760)	$(5,870,430)

Basic and Diluted weighted-average Class A ordinary shares outstanding	57,200,000	—	57,200,000
Basic and Diluted net loss per Class A share	$(0.00)	—	$(0.00)
Basic and Diluted weighted-average Class B ordinary shares outstanding	9,750,000	—	9,750,000
Basic and Diluted net loss per Class B share	$(0.07)	(0.53)	$(0.60)

	Period From October 19, 2020 (Inception) Through December 31, 2020
	(unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
Condensed Statement of Cash Flows
Net loss	(685,670)	(5,184,760)	(5,870,430)
Loss on sale of Private Placement warrants	0	3,500,000	3,500,000
Financing Costs—derivative warrant liabilities	—	1,684,760	1,684,760
Initial value of Class A common stock subject to possible redemption	531,739,700	(50,666,670)	481,073,030
Change in fair value of Class A common stock subject to possible redemption	49,378,220	(3,333,330)	46,044,890

In addition, the impact to the audited balance sheet dated December 7, 2020, filed on Form 8-K on December 11, 2020 related to the impact of accounting for the public and private warrants as liabilities at fair value resulted in an $50.7 million increase to the derivative warrant liabilities line item on December 7, 2020 and offsetting decrease of $50.7 million to the Class A ordinary shares subject to possible redemption (mezzanine equity line item), an increase of $5.2 million in additional paid-in capital and a decrease of $5.2 million in accumulated deficit. There is no change to total stockholders’ equity at the reported balance sheet date.

Note 3—Summary of Significant Accounting Policies

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability.

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

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially and subsequently measured at fair value using a Binomial Lattice simulation model each measurement date.

Offering Costs Associated with the Initial Public Offering

Deferred offering costs consisted of legal, accounting, underwriting fees and other costs incurred were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the unaudited condensed statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $1.7 million is included in financing cost—derivative warrant liabilities in the unaudited condensed statement of operations and $22.0 million is included in shareholders’ equity. The Company will keep deferred underwriting commissions classified as a long-term liability due to the uncertain nature of the closing of the business combination and its encumbrance to the trust account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 52,711,792 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.

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

The Company’s unaudited condensed statement of operations includes a presentation of income (loss) per ordinary share subject to redemption in a manner similar to the two-class method of income per share. Net income (loss) per share for the period from October 19, 2020 (inception) through December 31, 2020, basic and diluted for Public Shares, was calculated by dividing the gain (loss) on investments held in the Trust Account of approximately $23,000 by the weighted average number of Public Shares outstanding for the period. Net loss per share for the period from October 19, 2020 (inception) through December 31, 2020, basic and diluted for Founder Shares, was calculated by dividing the net loss approximately $5.9 million, less income (loss) attributable to Public Shares, by the weighted average number of Founder Shares outstanding for the period.

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

Derivative Warrant liabilities

The Company does not use derivative instruments to hedge its exposures to cash flow, market or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued warrants to purchase its Class A ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued 20,000,000 warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 7,000,000 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of Public Warrants issued in connection with the Public Offering and Private Warrants, was calculated using a binomial lattice model in a risk-neutral framework.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4—Initial Public Offering

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

Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 8).

Note 5—Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 7,000,000 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor and the Anchor Investor, generating gross proceeds of $10.5 million.

Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

Note 6—Related Party Transactions

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

Note 7—Commitments and Contingencies

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

Note 8—Derivative Warrant Liabilities

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

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable, and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

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

Note 9—Shareholders’ Equity

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 60,000,000 Class A ordinary shares issued and outstanding, including 52,711,792 Class A ordinary shares subject to possible redemption.

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

Note 10 — Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

December 31, 2020 (unaudited)
Description	Quoted Prices in Active Markets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U. S. Treasury Securities		$599,976,631	$—	$—
Liabilities:
Derivative warrant liabilities	$		$—	$54,000,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers during the period from October 19, 2020 (inception) through December 31, 2020.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Binomial Lattice simulation model at each measurement date.

The estimated fair value of the Private Placement Warrants and the Public Warrants are determined using Level 3 inputs. The fair value of the Public and Private Warrants is estimated using a Binomial Lattice model in a risk-neutral framework (a special case of the Income Approach). Specifically, the future stock price of the Company is modeled assuming a Geometric Brownian Motion (GBM) in a risk-neutral framework. For each modeled future price, the Warrant payoff is calculated based on contractual terms (incorporating any optimal early exercise/redemption), and then discounted at the term-matched risk-free rate. The value of Warrants is calculated at the probability -weighted present value over all future modeled periods.

The Company estimates the volatility of its Class A ordinary shares warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	As of December 7, 2020	As of December 31, 2020
Volatility	20%-35%	20%-35%
Stock price	$10.00	$10.00
Expected life of the options to convert	5	5
Risk-free rate	0.6%	0.6%
Dividend yield	0.0%	0.0%

There was no change in fair value for the period from October 19, 2020 (inception) through December 31, 2020.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

In this Amendment No. 1 to the Quarterly Report on Form 10-Q of the Company, we are restating our unaudited interim financial statements as of December 31, 2020, and for the three months ended and for the period from October 19, 2020 (inception) through December 31, 2020.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement. In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on December 7, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 24, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued unaudited interim financial statements as of, and for the quarterly periods ended, December 31, 2020 should be restated because of a misapplication in the guidance around accounting for the Warrants and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40. The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreements and the Company’s application of ASC 815-40 to the warrant agreements. We reassessed our accounting for Warrants issued on December 7, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities.

The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the unaudited condensed financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the unaudited condensed financial statements included herein.

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

Our sponsor is Far Peak LLC, a Cayman Islands exempted limited liability company (“Sponsor”). The registration statement for our Initial Public Offering was declared effective on December 2, 2020. On December 7, 2020, we consummated our Initial Public Offering of 55,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $550.0 million, and incurring offering costs of approximately $23.7 million, inclusive of $7.5 million in underwriting commissions, approximately $15.4 million in deferred underwriting commissions (Note 7), $400,000 in deferred legal fees, approximately $4.0 million of other expenses, and net of reimbursement from the underwriters of $3.6 million. Our underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 8,250,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On December 21, 2020 the underwriters’ partially exercised the over-allotment option and purchased an additional 5,000,000 Units at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000 (the “Over-Allotment Option”).

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

For the period from October 19, 2020 (inception) through December 31, 2020, we had a loss of approximately $5.9 million, which consisted of loss on sale of private placement warrants of $3.5 million, financing costs -derivative warrant liabilities of approximately $1.7 million, approximately $0.7 million of general and administrative expenses and approximately $23,000 loss on investments held in the Trust Account.

As a result of the restatement described in Note 2 of the notes to the unaudited condensed financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the period three months ended December 31, 2020 there was no change in fair value of warrants.

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 52,711,792 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheet.

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

Our unaudited condensed statement of operations include a presentation of income (loss) per ordinary share subject to redemption in a manner similar to the two-class method of income per share. Net income (loss) per share for the period from October 19, 2020 (inception) through December 31, 2020, basic and diluted for Public Shares, was calculated by dividing the gain (loss) on investments held in the Trust Account of approximately $23,000 by the weighted average number of Public Shares outstanding for the period. Net loss per share for the period from October 19, 2020 (inception) through December 31, 2020, basic and diluted for Founder Shares, was calculated by dividing the net loss approximately $5.9 million, less income (loss) attributable to Public Shares, by the weighted average number of Founder Shares outstanding for the period.

Derivative Warrant liabilities

We do not use derivative instruments to hedge our exposures to cash flow, market or foreign currency risks. Management evaluates all of our financial instruments, including issued warrants to purchase our Class A ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 20,000,000 warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 7,000,000 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of Public Warrants issued in connection with the Public Offering and Private Warrants, was calculated using a binomial lattice model in a risk-neutral framework.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our unaudited condensed financial statements described in this Quarterly Report on Form 10-Q had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on December 7 and 21, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the December 2020 initial public offering, see Note 2—Restatement of Previously Issued Financial Statements to the accompanying unaudited condensed financial statements.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the issuance of the SEC Staff Statement on April 12, 2021, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate previously issued unaudited interim quarterly periods ended December 31, 2020.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in December 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A ordinary shares subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Period. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the December 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as “Part I, Item 4. Controls and Procedures included in this Annual Report.”

As described in “Part I, Item 4. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A ordinary shares are listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in “Part I, Item 4. Controls and Procedures.”

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

ExhibitNo.	Description

3.1	Amended and Restated Memorandum and Articles of Association.(1)

4.1	Warrant Agreement, dated December 2, 2020, between Continental Stock Transfer & Trust Company and the Company.(1)

10.1	Investment Management Trust Account Agreement, dated December 2, 2020, between Continental Stock Transfer & Trust Company and the Company.(1)

10.2	Registration Rights Agreement, dated December 2, 2020, among the Company, the Sponsor and certain other equityholders named therein.(1)

10.3	Letter Agreement, dated December 2, 2020, among the Company, the Sponsor and the Company’s officers and directors.(1)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 7, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 28 day of May 2021.

Far Peak Acquisition Corporation

By:	/s/ Thomas W. Farley
Name:	Thomas W. Farley
Title:	Chief Executive Officer

By:	/s/ David W. Bonanno
Name:	David W. Bonanno
Title:	Chief Financial Officer