Form 10-Q
period 2021-03-31
Far Peak Acquisition Corp
filed 2021-06-01
CIK 1829426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Far Peak Acquisition Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	001-39749	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

480 6th Ave #342 New York, New York	10011
(Address Of Principal Executive Offices)	(Zip Code)

(917) 737-1541

Registrant’s telephone number, including area code

Not Applicable

(Former name or former address, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 28, 2021, 60,000,000 Class A ordinary shares, par value $0.0001 per share, and 9,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

FAR PEAK ACQUISITION CORPORATION

Form 10-Q

For the three months ended March 31, 2021

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Unaudited Condensed Balance Sheet as of March 31, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended March 31, 2021 and for the period from October 19, 2020 (inception) through March 31, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the period from October 19, 2020 (inception) through March 31, 2021	3
	Unaudited Condensed Statement of Cash Flows for the period from October 19, 2020 (inception) through March 31, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FAR PEAK ACQUISITION CORPORATION

UNAUDITED CONDENSED BALANCE SHEET

MARCH 31, 2021

Assets
Current assets:
Cash	$1,380,714
Prepaid expenses	846,241

Total current assets	2,226,955
Investments held in Trust Account	600,185,951

Total Assets	$602,412,906

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses	$910,000
Accounts payable	160,416

Total current liabilities	1,070,416
Deferred legal fees	400,000
Deferred underwriting commissions	15,437,500
Derivative warrant liabilities	29,700,000

Total liabilities	46,607,916
Commitments and Contingencies
Class A ordinary shares; 55,080,498 shares subject to possible redemption at $10.00 per share	550,804,980
Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,919,502 shares issued and outstanding (excluding 55,080,498 shares subject to possible redemption)	492
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,750,000 shares issued and outstanding	975
Retained earnings	4,998,543

Total shareholders’ equity	5,000,010

Total Liabilities and Shareholders’ Equity	$602,412,906

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR PEAK ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2021	For the Period From October 19, 2020 (Inception) Through March 31, 2021
General and administrative expenses	$822,254	$1,484,555

Loss on operations	(822,254)	(1,484,555)
Loss on sale of Private Placement Warrants	—	(3,500,000)
Change in fair value of derivative warrant liabilities	24,300,000	24,300,000
Financing Costs	—	(1,684,760)
Gain on investments held in Trust Account	209,320	185,951

Net income	$23,687,066	$17,816,636

Weighted average shares outstanding of Class A ordinary shares	60,000,000	59,391,304

Basic and diluted net income per ordinary share, Class A	$0.00	$0.00

Weighted average shares outstanding of Class B ordinary shares	9,750,000	9,750,000

Basic and diluted net income per ordinary share, Class B	$2.41	$1.81

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR PEAK ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Period From October 19, 2020 (Inception) Through March 31, 2021
						Retained
	Ordinary Shares				Additional	Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - October 19, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	9,750,000	975	24,025	—	25,000
Sale of units in initial public offering, less fair value of public warrants	60,000,000	6,000	—	—	559,994,000	—	560,000,000
Offering costs, net of reimbursement from underwriters	—	—	—	—	(22,036,645)	—	(22,036,645)
Shares subject to possible redemption	(52,711,792)	(5,271)	—	—	(527,112,649)	—	(527,117,920)
Net loss	—	—	—	—	—	(5,870,430)	(5,870,430)

Balance - December 31, 2020 (unaudited)	7,288,208	$729	9,750,000	$975	$10,868,731	$(5,870,430)	$5,000,005
Shares subject to possible redemption	(2,368,706)	(237)	—	—	(10,868,731)	(12,818,093)	(23,687,061)
Net income	—	—	—	—	—	23,687,066	23,687,066

Balance - March 31, 2021 (unaudited)	4,919,502	$492	9,750,000	$975	—	$4,998,543	$5,000,010

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR PEAK ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Period From October 19, 2020 (Inception) Through March 31, 2021

Cash Flows from Operating Activities:
Net income	$17,816,636
Adjustments to reconcile net income to cash used in operating activities:
General and administrative expenses paid by Sponsor under promissory note	31,014
Change in fair value of derivative warrant liabilities	(24,300,000)
Financing costs - derivative warrant liabilities	1,684,760
Gain on investments held in Trust Account	(185,951)
Loss on sale of Private Placement Warrants	3,500,000
Changes in operating assets and liabilities:
Prepaid expenses	(846,241)
Accrued expenses	835,000
Accounts payable	160,416

Net cash used in operating activities	(1,304,366)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(600,000,000)

Net cash used in investing activities	(600,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(195,395)
Proceeds received from initial public offering, gross	600,000,000
Proceeds received from private placement	10,500,000
Offering costs paid	(11,219,525)
Reimbursement from underwriters	3,600,000

Net cash provided by financing activities	602,685,080

Net change in cash	1,380,714
Cash - beginning of the period	—

Cash - end of the period	$1,380,714

Supplemental disclosure of noncash financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Offering costs included in accrued expenses	$75,000
Offering costs funded with note payable - related party	$164,381
Deferred legal fees	$400,000
Deferred underwriting commissions	$15,437,500
Initial value of Class A ordinary shares subject to possible redemption	$481,073,030
Change in value of Class A ordinary shares subject to possible redemption	$69,731,950

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from October 19, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), and since closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected September 30 as its fiscal year end.

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

FAR PEAK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

FAR PEAK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2021 and for the period from October 19, 2020 (inception) through March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited balance sheet and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on December 7, 2020 and December 3, 2020, respectively.

FAR PEAK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.4 million in its operating bank account and working capital of approximately $1.2 million.

The Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain offering costs on behalf of the Company in exchange for the issuance of the Founder Shares (as defined below), the loan under the Promissory Note (as defined below) from the Sponsor of approximately $195,000 (see Note 5) to the Company, the reimbursement of certain offering costs from the underwriters of $3.6 million, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on December 7, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

FAR PEAK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of March 31, 2021.

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

As of March 31, 2021 the recorded values of cash and accounts payable approximate the fair values due to the short-term nature of the instruments. The Company’s investments held in the Trust Account are comprised of investments in U.S. government securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

Offering Costs Associated with the Initial Public Offering

Deferred offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering on December 7, 2020. Offering costs are allocated to the separable financial instruments issued in the

FAR PEAK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the unaudited condensed statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $1.7 million is included in financing cost—derivative warrant liabilities in the unaudited condensed statement of operations and $22.0 million is included in shareholders’ equity. The Company will keep deferred underwriting commissions classified as a long-term liability due to the uncertain nature of the closing of the business combination and its encumbrance to the trust account.

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 20,000,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 7,000,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Binomial Lattice model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Binomial Lattice model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering were initially measured using a Binomial lattice model and at March 31, 2021 are measured based on the listed market price of such warrants, a Level 1 measurement.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 55,080,498 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.

Net Income Per Ordinary Share

Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. The Company had not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the full over-allotment option) and Private Placement to purchase an aggregate of 27,000,000 ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method.

The Company’s unaudited condensed statements of operations include a presentation of income (loss) per ordinary share subject to redemption in a manner similar to the two-class method of income per share. Net income per share for the period from October 19, 2020 (inception) through March 31, 2021, basic and diluted for Public Shares, was calculated by dividing the gain (loss) on investments held in the Trust Account of approximately $186,000 by the weighted average number of Public Shares outstanding for the period. Net income per share for the period from October 19, 2020 (inception) through March 31, 2021, basic and diluted for Founder Shares, was calculated by dividing the net income of approximately $17.6 million, less income attributable to Public Shares, by the weighted average number of Founder Shares outstanding for the period.

FAR PEAK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net income per share for the three months ended March 31, 2021, basic and diluted for Public Shares, was calculated by dividing the gain on investments held in the Trust Account of approximately $209,000 by the weighted average number of Public Shares outstanding for the period. Net income per share for the three months ended March 31, 2021, basic and diluted for Founder Shares, was calculated by dividing the net income of approximately $23.5 million, less income (loss) attributable to Public Shares, by the weighted average number of Founder Shares outstanding for the period.

Income Taxes

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Recent Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Recent Issued Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

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

FAR PEAK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans will be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Additionally, the Sponsor and the Anchor Investor have agreed to provide to the Company an aggregate of $1,000,000 of proceeds from the purchase of additional private placement warrants, at $1.50 per warrant, split between them pro rata in relation to their holdings of private placement warrants as necessary for working capital (or in lieu of such warrant purchase, the Sponsor will lend up to such amount to the Company). As of March 31, 2021, the Company had no borrowings under the Working Capital Loans.

FAR PEAK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6—Commitments and Contingencies

Risks and Uncertainties

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

Note 7—Derivative Warrant Liabilities

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

FAR PEAK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

FAR PEAK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8—Shareholders’ Equity

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2021, there were 60,000,000 Class A ordinary shares issued and outstanding, including 55,080,498 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of March 31, 2021, there were 9,750,000 Class B ordinary shares issued and outstanding.

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

FAR PEAK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 — Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 by level within the fair value hierarchy:

March 31, 2021
	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
U. S. Treasury Securities	$600,185,951	$—	$—
Liabilities:
Derivative warrant liabilities—Public warrants	$22,000,000	$—	$—
Derivative warrant liabilities—Private warrants	$—	$—	$7,700,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the period there were transfers to/from Levels 1, 2, and 3.

Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Private Placement Warrants were initially and subsequently (each measurement date) measured using a Binomial lattice model. The fair value of Public Warrants issued in connection with the Initial Public Offering were initially measured using a Binomial lattice model and at March 31, 2021 are measured based on the listed market price of such warrants, a Level 1 measurement. For the three months ended March 31, 2021, the Company recognized a charge to the condensed unaudited statement of operations resulting from an increase in the fair value of liabilities of $24.3 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

The fair value of the Private Warrants is estimated using a Binomial Lattice model in a risk-neutral framework (a special case of the Income Approach). Specifically, the future stock price of the Company is modeled assuming a Geometric Brownian Motion (GBM) in a risk-neutral framework. For each modeled future price, the Warrant payoff is calculated based on contractual terms (incorporating any optimal early exercise/redemption), and then discounted at the term-matched risk-free rate. The value of Warrants is calculated at the probability -weighted present value over all future modeled periods.

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

	As of December 7, 2020	March 31, 2021
Volatility	20%-35%	18%
Stock price	$10.00	$9.77
Expected life of the options to convert	5	5
Risk-free rate	06%	1.0%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities, classified as level 3, for the period for the three months ended March 31, 2021 is summarized as follows:

Derivative warrant liabilities at October 19, 2020 (inception)	$—
Issuance of Public and Private Warrants, Level 3 measurements	54,000,000
Transfer of Public Warrants to Level 1	(40,000,000)
Change in fair value of derivative warrant liabilities, Level 3	(6,300,000)

Derivative warrant liabilities - Level 3, at March 31, 2021	$7,700,000

FAR PEAK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10 — Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the unaudited condensed financial statements were available for issuance. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Far Peak Acquisition Corporation” “our,” “us” or “we” refer to Far Peak Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $1.4 million in its operating bank account and working capital of approximately $1.2 million.

Our liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain offering costs on behalf of the Company in exchange for the issuance of the Founder Shares (as defined below), the loan under the Promissory Note (as defined below) from the Sponsor of approximately $195,000 (see Note 5) to us, the reimbursement of certain offering costs from the underwriters of $3.6 million, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on December 7, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and Initial Shareholders may, but are not obligated to, provide us Working Capital Loans (see Note 5). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our sponsor or an affiliate of our sponsor or our officers and directors to meet our needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

We continue to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to March 31, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2021, we had net income of approximately $23.7 million, which consisted of approximately $24.3 million gain in change in fair value of derivative warrant liabilities and approximately $210,000 in gain on investments held in Trust Account, partially offset by approximately $822,000 in general and administrative expenses.

For the period from October 19, 2020 (inception) through March 31, 2021, we had net income of approximately $17.8 million, which consisted of approximately $24.3 million gain in change in fair value of derivative warrant liabilities and approximately $186,000 in gain on investments held in Trust Account, approximately $1.5 million in general and administrative expenses and approximately $1.7 million in transaction costs.

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

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). Such Working Capital Loans will be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Additionally, our Sponsor and the Anchor Investor have agreed to provide to us an aggregate of $1,000,000 of proceeds from the purchase of additional private placement warrants, at $1.50 per warrant, split between them pro rata in relation to their holdings of private placement warrants as necessary for working capital (or in lieu of such warrant purchase, our Sponsor will lend up to such amount to us). As of March 31, 2021, we had no outstanding borrowings under the Working Capital Loans.

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

Derivative warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 20,000,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 7,000,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed unaudited statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Binomial Lattice model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Binomial Lattice model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering were initially measured using a Binomial lattice model and at March 31, 2021 are measured based on the listed market price of such warrants, a Level 1 measurement.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 55,080,498 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheet.

Net Income Per Ordinary Share

Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the full over-allotment option) and Private Placement to purchase an aggregate of 27,000,000 ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method.

Our unaudited condensed statements of operations include a presentation of income per ordinary share subject to redemption in a manner similar to the two-class method of income per share.

Net income per share for the period from October 19, 2020 (inception) through March 31, 2021, basic and diluted for Public Shares, was calculated by dividing the gain on investments held in the Trust Account of approximately $186,000 by the weighted average number of Public Shares outstanding for the period. Net income per share for the period from October 19, 2020 (inception) through March 31, 2021, basic and diluted for Founder Shares, was calculated by dividing the net income of approximately $17.6 million, less income attributable to Public Shares, by the weighted average number of Founder Shares outstanding for the period.

Net income per share for the three months ended March 31, 2021, basic and diluted for Public Shares, was calculated by dividing the gain on investments held in the Trust Account of approximately $209,000 by the weighted average number of Public Shares outstanding for the period. Net income per share for the three months ended March 31, 2021, basic and diluted for Founder Shares, was calculated by dividing the net income of approximately $23.5 million, less income attributable to Public Shares, by the weighted average number of Founder Shares outstanding for the period.

Recent Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. We early adopted the ASU on October 19, 2020. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Recent Issued Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control over Financial Reporting” and also in our Quarterly Report on Form 10Q/A for the period October 19, 2020 (inception) through December 31, 2020 as filed with the SEC on May 28, 2021 (the “Form 10-Q/A”). In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the previous restatement of our financial statements had not yet been identified.

As previously reported in our Form 10-Q/A, our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on December 7 and 21, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the staff of the Securities and Exchange Commission (“SEC Staff”) issued a public statement entitled “ SEC Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including our audit committee, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

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

As described elsewhere in this Quarterly Report, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in December 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A ordinary shares subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Period. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the December 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as “Part I, Item 4. Controls and Procedures included in this Annual Report.”

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

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 28, 2021	Far Peak Acquisition Corporation

	By:	/s/ Thomas W. Farley
	Name:	Thomas W. Farley
	Title:	Chief Executive Officer

	By:	/s/ David W. Bonanno
	Name:	David W. Bonanno
	Title:	Chief Financial Officer