Form 10-Q
period 2021-06-30
Far Peak Acquisition Corp
filed 2021-08-03
CIK 1829426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Far Peak Acquisition Corporation
(Exact name of registrant as specified in its charter)

Cayman Islands	001-39749	98-1563569
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

511 6th Ave #7342 New York, New York	10011
(Address Of Principal Executive Offices)	(Zip Code)
(917)
737-1541
Registrant’s telephone number, including area code
Not Applicable
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-third of one redeemable warrant	FPAC.U	The New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	FPAC	The New York Stock Exchange
Redeemable Warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	FPAC.W	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August
2
, 2021, 60,000,000 Class A ordinary shares, par value $0.0001 per share, and 9,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

FAR PEAK ACQUISITION CORPORATION
Form
10-Q
For the three months ended June 30, 2021

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Unaudited Condensed Balance Sheet as of June 30, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended June 30, 2021 and for the period from October 19, 2020 (inception) through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the three months ended June 30, 2021 and for the period from October 19, 2020 (inception) through June 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the period from October 19, 2020 (inception) through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29

EXPLANATORY NOTE
On July 8, 2021, Far Peak Acquisition Corp. (“FPAC,” “we” or the “Company”) entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “BCA”), by and among (i) us, (ii) Bullish, a Cayman Islands exempted company (“Pubco”), (iii) BMC 1, a Cayman Islands exempted company and a direct wholly owned subsidiary of Pubco (“Merger Sub 1”), (iv) BMC 2, a Cayman Islands exempted company and a direct wholly owned subsidiary of Pubco (“Merger Sub 2”, and together with Merger Sub 1 the “Merger Subs”) and (v) Bullish Global, a Cayman Islands exempted company (“Bullish Global”). The Merger Agreement, among other things, provides for FPAC to merge with and into Merger Sub 1, with Merger Sub 1 as the surviving entity in the merger, and, after giving effect to such merger, continuing as a wholly owned subsidiary of Pubco (the “Initial Merger”). Following the Initial Merger, Merger Sub 2 will merge with and into Bullish Global, with Bullish Global as the surviving entity in the merger, and, after giving effect to such merger, continuing as a wholly owned subsidiary of Pubco (the “Acquisition Merger”). The Initial Merger, the Acquisition Merger and the other transactions contemplated by the BCA are hereinafter referred to as the “Bullish Transaction.” The BCA was filed as Exhibit 2.1 to our Current Report on Form
8-K,
filed with the Securities and Exchange Commission (the “SEC”) on July 9, 2021 and the descriptions of the BCA contained herein are qualified in their entirety by reference thereto. Please refer to the Current Report on Form
8-K
that FPAC filed on July 9, 2021, for further information regarding the Bullish Transaction.
Pursuant to the BCA, upon the consummation of the Initial Merger, every issued and outstanding Class A and Class B ordinary share of FPAC will convert automatically into one Pubco Class A ordinary share and (ii) each issued and outstanding warrant of FPAC will convert automatically into a warrant to purchase one Pubco Class A ordinary share on the same terms. Upon the consummation of the Acquisition Merger, (i) (a) each outstanding Bullish Global Class B preference share will automatically convert into one Bullish Global Class C common share and (b) thereafter each issued and outstanding Bullish Global Class C common share will convert automatically into such number of Pubco Class A ordinary shares that is equal to the Exchange Ratio (as described below and more fully defined in the BCA), (ii) each issued and outstanding Bullish Global Class A common share will convert automatically into such number of Pubco Class B ordinary shares that is equal to the Exchange Ratio, (iii) each Bullish Global restricted stock unit will cease to represent the right to acquire Bullish Global Class C common shares and will be cancelled in exchange for a right to acquire a number of Pubco Class A ordinary shares under the Pubco Equity Plan (as defined in the BCA) equal to the product of (a) the number of Bullish Global Class C common shares subject to such Bullish Global restricted stock unit and (b) the Exchange Ratio, and (iv) each Bullish Global option will cease to represent the right to purchase Bullish Global Class C common shares and will be cancelled in exchange for an option to purchase a number of Pubco Class A ordinary shares under the Pubco Equity Plan equal to the product of (a) the number of Bullish Global Class C common shares subject to such Bullish Global option, and (b) the Exchange Ratio, at an exercise price per share equal to (x) the exercise price per share of such Bullish Global option, divided by (y) the Exchange Ratio. The Pubco Class A ordinary shares will have voting rights of one vote per share and the Pubco Class B ordinary shares will have voting rights of ten votes per share. Pubco will apply for listing of the Pubco Class A Ordinary shares to be issued pursuant to the BCA on the NYSE.
The “Exchange Ratio” is a number determined by (i) dividing the Acquisition Merger Consideration (as described below and more fully defined in the BCA) by $10 and (ii) dividing by the number of Bullish Global shares issued and outstanding immediately prior to the effective time of the Acquisition Merger. “Acquisition Merger Consideration” is defined in the BCA as the amount equal to the aggregate market value equivalent of the cryptocurrencies held by Bullish Global at the closing (the “Digital Asset Market Value”), plus the amount of cash Bullish Global has at the closing, plus $2,500,000,000, minus, if applicable, any FPAC transaction expenses that exceed thresholds set forth in the BCA. The Digital Asset Market Value is calculated based on the average daily price of the relevant cryptocurrency, as determined by using a specified data source, in the twenty-calendar day period ending on the date of the delivery of the closing statement by Bullish Global, which is to be delivered three business days prior to the closing of the Initial Merger. To the extent a price is unavailable on a particular day, the first immediately prior day with a price will be used for that day.
In connection with the Bullish Transaction, Pubco intends to file with the SEC a registration statement on Form
F-4
(the “Registration Statement”), which will include a preliminary proxy statement / prospectus with respect to the Bullish Transaction. The definitive proxy statement / prospectus and other relevant documentation will be mailed to FPAC shareholders as of a record date to be established for purposes of voting on the Bullish Transaction. FPAC shareholders and other interested persons are advised to read, when available, the preliminary proxy statement / prospectus and any amendments thereto, and the definitive proxy statement / prospectus in connection with the solicitation of proxies for the extraordinary general meeting to be held to approve the transactions contemplated by the proposed Bullish Transaction because these materials will contain important information about Pubco, FPAC and the proposed transactions. Shareholders will also be able to obtain a copy of the preliminary proxy statement / prospectus and the definitive proxy statement / prospectus once they are available, without charge, at the SEC’s website at http://sec.gov or by directing a request to: Far Peak Acquisition Corp., 511 6th Ave #7342, New York, NY 10011.
Except as specifically discussed, this Quarterly Report on Form
10-Q
does not assume the closing of the Bullish Transaction.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
FAR PEAK ACQUISITION CORPORATION
UNAUDITED CONDENSED BALANCE SHEET
JUNE 30, 2021

Assets
Current assets:
Cash	$887,052
Prepaid expenses	717,898

Total current assets	1,604,950
Investments held in Trust Account	600,201,707

Total Assets	$601,806,657

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses	$3,561,000
Accounts payable	20,644

Total current liabilities	3,581,644
Deferred legal fees	400,000
Deferred underwriting commissions	15,437,500
Derivative warrant liabilities	38,340,000

Total liabilities	57,759,144

Commitments and Contingencies

Class A ordinary shares; 53,904,751 shares subject to possible redemption at $10.00 per share	539,047,510

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 6,095,249 shares issued and outstanding (excluding 53,904,751 shares subject to possible redemption)	609
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,750,000 shares issued and outstanding	975
Additional paid-in capital	—
Retained earnings	4,998,419

Total shareholders’ equity	5,000,003

Total Liabilities and Shareholders’ Equity	$601,806,657

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR PEAK ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Period From October 19, 2020 (Inception) Through June 30, 2021

General and administrative expenses	$3,133,232	$4,617,788

Loss on operations	(3,133,232)	(4,617,788)
Other income (expense)
Change in fair value of derivative warrant liabilities	(8,640,000)	15,660,000
Loss on sale of Private Placement Warrants	—	(3,500,000)
Offering costs - derivative warrant liabilities	—	(1,684,760)
Income from investments held in Trust Account	15,755	201,707

Net income (loss)	$(11,757,477)	$6,059,159

Weighted average shares outstanding of Class A ordinary shares	60,000,000	59,660,194

Basic and diluted net income per ordinary share, Class A	$0.00	$0.00

Weighted average shares outstanding of Class B ordinary shares	9,750,000	9,750,000

B asic and diluted net (loss) income per ordinary share, Clas s B	$(1.21)	$0.60

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR PEAK ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM OCTOBER 19, 2020 (INCEPTION) THROUGH JUNE 30, 2021

						Retained
	Ordinary Shares				Additional	Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings)	Equity
Balance - October 19, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	9,750,000	975	24,025	—	25,000
Sale of units in initial public offering, less fair value of derivative warrant liabilities	60,000,000	6,000	—	—	559,994,000	—	560,000,000
Offering costs, net of reimbursement from underwriters	—	—	—	—	(22,036,645)	—	(22,036,645)
Shares subject to possible redemption	(52,711,792)	(5,271)	—	—	(527,112,649)	—	(527,117,920)
Net loss	—	—	—	—	—	(5,870,430)	(5,870,430)

Balance - December 31, 2020 (unaudited)	7,288,208	729	9,750,000	975	10,868,731	(5,870,430)	5,000,005
Shares subject to possible redemption	(2,368,706)	(237)	—	—	(10,868,731)	(12,818,093)	(23,687,061)
Net income	—	—	—	—	—	23,687,066	23,687,066

Balance - March 31, 2021 (unaudited)	4,919,502	492	9,750,000	975	—	4,998,543	5,000,010
Shares subject to possible redemption	1,175,747	117	—	—	—	11,757,353	11,757,470
Net loss	—	—	—	—	—	(11,757,477)	(11,757,477)

Balance - June 30, 2021 (unaudited)	6,095,249	$609	9,750,000	$975	$—	$4,998,419	$5,000,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR PEAK ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM OCTOBER 19, 2020 (INCEPTION) THROUGH JUNE 30, 2021

Cash Flows from Operating Activities:
Net income	$6,059,159
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by Sponsor under promissory note	31,015
Change in fair value of derivative warrant liabilities	(15,660,000)
Offering costs - derivative warrant liabilities	1,684,760
Income from investments held in Trust Account	(201,707)
Loss on sale of Private Placement Warrants	3,500,000
Changes in operating assets and liabilities:
Prepaid expenses	(717,898)
Accrued expenses	3,486,000
Accounts payabl e	20,644

Net cash used in operating activities	(1,798,027)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(600,000,000)

Net cash used in investing activities	(600,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(195,396)
Proceeds received from initial public offering	600,000,000
Proceeds received from private placement	10,500,000
Offering costs paid	(11,219,525)
Reimbursement from underwriters	3,600,000

Net cash provided by financing activities	602,685,079

Net change in cash	887,052

Cash - beginning of the period	—

Cash - end of the period	$887,052

Supplemental disclosure of noncash financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Offering costs included in accrued expenses	$75,000
Offering costs funded with note payable - related party	$164,381
Deferred legal fees	$400,000
Deferred underwriting commissions	$15,437,500
Initial value of Class A ordinary shares subject to possible redemption	$481,073,030
Change in value of Class A ordinary shares subject to possible redemption	$57,974,480
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from October 19, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), and since closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected September 30 as its fiscal year end.
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

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The Company will have until 24 months from the closing of the Initial Public Offering, or December 7, 2022 (or 27 months from the closing of the Initial Public Offering, or March 7, 2023, if the Company has executed a letter of intent, agreement in principle or definitive agreement for the initial Business Combination within 24 months from the closing of the Initial Public Offering but has not completed the initial Business Combination within such 24 month

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

period) to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Com
p
any’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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
Proposed Bullish Transaction
On July 8, 2021, as disclosed in the Company’s Form
8-K
filed July 9, 2021, the Company entered into a Business Combination Agreement, by and among (i) us, (ii) Bullish, a Cayman Islands exempted company (“Pubco”), (iii) BMC 1, a Cayman Islands exempted company and a direct wholly owned subsidiary of Pubco, (iv) BMC 2, a Cayman Islands exempted company and a direct wholly owned subsidiary of Pubco and (v) Bullish Global, a Cayman Islands exempted company.
Concurrently with the execution of the BCA, certain investors (the “PIPE Investors”) entered into share subscription agreements pursuant to which the PIPE Investors have committed to subscribe for and purchase Pubco Class A ordinary shares at $10.00 per share for an aggregate purchase price of $300,000,000. The PIPE Investors include existing shareholders of Bullish Global or their respective affiliates. One PIPE Investor (the “Anchor Subscriber”), who has subscribed for 7,500,000 Pubco Class A ordinary shares for an aggregate purchase price of $75,000,000, has

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

also entered into a Securities Purchase Agreement with Pubco and our Sponsor pursuant to which the Anchor Subscriber will purchase, for $1.00 per warrant for Pubco Class A ordinary shares (each, a “Pubco Warrant”), from the Sponsor or the BR Investors (as defined below), 3,000,000 outstanding Pubco Warrants.
Additionally, the Sponsor agreed that at the closing of the Bullish Transaction, it would (a) (i) forfeit for cancellation 1,950,000 Pubco Class A ordinary shares at the closing of the Bullish Transaction if more than 15,000,000 Class A ordinary shares of FPAC are validly tendered for redemption and not withdrawn (the “Forfeiture”), or (ii) if no such Forfeiture occurs, be subject to additional lock-up
restrictions with respect to such 1,950,000 Pubco Class A ordinary share (including 390,000 that will be transferred to the BR Investors as described below), and (b) forfeit for cancellation 400,000 Pubco Warrants.
Concurrently with the execution of the BCA, each entered into a side letter agreement (each, a “Side Letter” and, collectively, the “Side Letters”) amending such BR Investor’s), which provides that such BR Investor will not, within certain periods of time from the closing of the Bullish Transaction and subject to certain exceptions, sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant of any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate with respect to or decrease a call equivalent position, any of the Pubco Class A ordinary shares issued in connection with the Initial Merger, or enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any security, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise, or publicly announce any intention to effect any such transaction.
Concurrently with the execution of the BCA, certain funds and accounts managed by subsidiaries of BlackRock, Inc. who invested in FPAC at the time of its initial public offering (collectively, the “BR Investors”) have each entered into a side letter agreement (each, a “Side Letter” and, collectively, the “Side Letters”) amending such BR Investor’s Subscription Agreement, dated November 12, 2020, by and between such BR Investor, FPAC and the Sponsor (the “BR Subscription Agreements”). Pursuant to the BR Subscription Agreements, the Sponsor has agreed to transfer 1,950,000 Class B ordinary shares of FPAC (which will convert into 1,950,000 Pubco Class A ordinary shares) to the BR Investors at the price the Sponsor originally paid for such shares (which was nominal). Pursuant to the Side Letters, the BR Investors agreed that (a) (i) if the Forfeiture occurs, the Sponsor will convey to them 390,000 fewer Pubco Class A ordinary shares than the BR Investors otherwise would have received pursuant to the BR Subscription Agreements, and (ii) if no such Forfeiture occurs, such 390,000 Pubco Class A ordinary shares will be subject to additional lock-up
restrictions and (b) at the closing of the Bullish Transaction, the BR Investors will (i) sell an aggregate 600,000 Pubco Warrants at a purchase price of $1.00 per Pubco Warrant to the Anchor Subscriber (comprising a portion of the Pubco 3,000,000 Warrants that the Anchor Subscriber is entitled to purchase under the Securities Purchase Agreement) and (ii) forfeit for cancellation an aggregate 100,000 Pubco Warrants.
In connection with the Bullish Transaction, certain related agreements have been, or will be, entered into on or prior to the closing of the Bullish Transaction, including: the
Lock-Up
Agreement, dated as of July 8, 2021, by and among Block.one and Bullish Global; the Letter Agreement Amendment, as of July 8, 2021, by and among FPAC, the Sponsor and the other parties named therein; the Side Letters; the Target Voting Agreement, dated as of July 8, 2021, by and among FPAC, Block.one, Bullish Global and Pubco; the Sponsor Voting Agreement, dated as of July 8, 2021, by and among FPAC, the Sponsor, Bullish Global and Pubco; the
Non-Competition
Agreement, dated as of July 8, 2021, by and among Block.one, Brendan Blumer, FPAC, Pubco and Bullish Global; the Standstill Agreement, dated as of July 8, 2021, by and among Pubco, Block.one, Brendan Blumer and Kokuei Yuan; the Indemnification Agreement, dated as of July 8, 2021, by and between Block.one and Pubco; and the Sponsor Release, dated as of July 8, 2021, by and between the Sponsor and FPAC.
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Operating results for the three months ended June 30, 2021 and for the period from October 19, 2020 (inception) through June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021.

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the prospectus filed by the Company with the SEC on December 3, 2020.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modif
i
ed by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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
Liquidity and Going Concern
As of June 30, 2021, the Company had approximately $887,000 in its operating bank account and a working capital deficit of approximately $2.0 million.
The Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain offering costs on behalf of the Company in exchange for the issuance of the Founder Shares (as defined below), the loan under the Promissory Note (as defined below) from the Sponsor of approximately $195,000 (see Note 5) to the Company, the reimbursement of certain offering costs from the underwriters of $3.6 million, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on December 7, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.
Based on the foregoing, management has determined that the working capital deficit raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of a Business Combination or the date the Company is required to liquidate. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Summary of Significant Accounting Policies
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of June 30, 2021.
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
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the unaudited condensed balance sheet.
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
The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly obs
e
rvable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
Offering Costs Associated with the Initial Public Offering
Deferred offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering on December 7, 2020. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating
expenses in the unaudited condensed statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $1.7 million is included in offering cost—derivative warrant liabilities in the unaudited condensed statement of operations and $22.0 million is included in shareholders’ equity. The Company will keep deferred underwriting commissions classified as a long-term liability due to the uncertain nature of the closing of the business combination and its encumbrance to the trust account.
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
at the end of each reporting period.
The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC
815-40.
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Binomial Lattice model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Binomial Lattice model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 53,904,751 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) Per Ordinary Share
The Company’s condensed statements of operations include a presentation of net income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class
method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account. Accretion associated with the redeemable of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average ordinary share price for each period and therefore the inclusion of such warrants would be anti-dilutive.
The following table reflects the calculation of basic and diluted net income (loss) per share of ordinary share:

	For the Three Months Ended June 30, 2021	For the Period From October 19, 2020 (Inception) Through June 30, 2021
Class A ordinary shares
Numerator: Income allocable to Class A ordinary shares
Income from investments held in Trust Account	$15,755	$201,707
Less: Company’s portion available to be withdrawn to pay taxes	—	—

Net income attributable to Class A ordinary shares	$15,755	$201,707

Denominator: Weighted average Class A ordinary shares
Basic and diluted weighted average shares outstanding, Class A ordinary shares	60,000,000	59,660,194

Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00

Class B ordinary shares
Numerator: Net income (loss) minus net income allocable to Class A ordinary shares
Net income (loss)	$(11,757,477)	$6,059,159
Less: Net income allocable to Class A ordinary shares	15,755	201,707

Net income (loss) attributable	$(11,773,232)	$5,857,452

Denominator: weighted average Class B ordinary shares
Basic and diluted weighted average shares outstanding, Class B ordinary shares	9,750,000	9,750,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$(1.21)	$0.60

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Recentl
t Accounting Pronouncement
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows
.
Recently Issued Accounting Standards
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.
Note 3—Initial Public Offering
On December 7, 2020, the Company consummated its Initial Public Offering of 55,000,000 Units, at $10.00 per Unit, generating gross proceeds of $550.0 million, and incurring offering costs of approximately $23.7 million, inclusive of approximately $15.4 million in deferred underwriting commissions, $400,000 in deferred legal fees, and net of reimbursement from the underwriters of $3.6 million. The underwriters were granted a
45-day
Over-Allotment Option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 8,250,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On December 21, 2020, the underwriters partially exercised the Over-Allotment Option and purchased an additional 5,000,000 at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. Following the closing of the Initial Public Offering and the Over-Allotment Option, an aggregate amount of $600,000,000 has been placed in the Company’s trust account established in connection with the Initial Public Offering.
Each Unit consists of one Class A ordinary share and
one-third
of Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7).
Note 4—Private Placement
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 7,000,000 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor and the Anchor Investor, generating gross proceeds of $10.5 million.

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans will be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Additionally, the Sponsor and the Anchor Investor have agreed to provide to the Company an aggregate of $1,000,000 of proceeds from the purchase of additional private placement warrants, at $1.50 per warrant, split between them pro rata
in relation to their holdings of private placement warrants as necessary for working capital (or in lieu of such warrant purchase, the Sponsor will lend up to such amount to the Company). As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.
Note 6—Commitments and Contingencie
s
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
R
egistration Rights
The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans) will be entitled to

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 8—Shareholders’ Equity
Preference Shares
— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 60,000,000 Class A ordinary shares issued and outstanding, including 53,904,751 Class A ordinary shares subject to possible redemption.
Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of June 30, 2021, there were 9,750,000 Class B ordinary shares issued and outstanding.
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
basis.
Note 9 — Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market fund	$600,201,707	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$28,400,000	$—	$—
Derivative warrant liabilities - Private warrants	$—	$—	$9,940,000

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement in January 2021, when the Public Warrants were separately listed and traded. There were no other transfers to/from Levels 1, 2, and 3 during the three months ended June 30, 2021 and for the period from October 19, 2020 (inception) through June 30, 2021.
Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Private Placement Warrants were initially and subsequently (e ach measurement date) measured using a Binomial Lattice s
imulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering are measured based on the listed market price of such warrants, a Level 1 measurement. For the three months ended June 30, 2021, and for the period from October 19, 2020 (inception) through June 30, 2021 the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of $8.6
million and non-operating gain of $15.7 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.
The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inheren
t in a Binomial Lattice s
imulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants for Class A ordinary shares based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

	March 31, 2021	June 30, 2021
Volatility	18%	21%
Stock price	$10.00	$10.00
Expected life of the options to convert	5	5
Risk-free rate	1.0%	0.9%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities, classified as Level
3
, for the period from October
19
,
2020
(inception) through June
30
,
2021
is summarized as follows:

Derivative warrant liabilities at October 19 , 2020 (inception)	$—
Issuance of Public and Private Warrants	54,000,000
Change in fair value of derivative warrant liabilities	—

Derivative warrant liabilities at December 31, 2020	54,000,000
Transfer of Public Warrants to Level 1	(40,000,000)
Change in fair value of derivative warrant liabilities	(6,300,000)

Derivative warrant liabilities at March 31, 2021	7,700,000
Change in fair value of derivative warrant liabilities	2,240,000

Derivative warrant liabilities at June 30, 2021	$9,940,000

Note 10 — Subsequent Events
Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the unaudited condensed financial statements were issued. Based upon this review, except as noted above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “FPAC” “our,” “us” or “we” refer to Far Peak Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
Our sponsor is Far Peak LLC, a Cayman Islands exempted limited liability company (“Sponsor”). The registration statement for our initial public offering (our “Initial Public Offering”) was declared effective on December 2, 2020. On December 7, 2020, we consummated our Initial Public Offering of 55,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $550.0 million, and incurring offering costs of approximately $23.7 million, inclusive of $7.5 million in underwriting commissions, approximately $15.4 million in deferred underwriting commissions (Note 6), $400,000 in deferred legal fees, approximately $4.0 million of other expenses, and net of reimbursement from the underwriters of $3.6 million. Our underwriters were granted a
45-day
option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 8,250,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On December 21, 2020, the underwriters’ partially exercised the over-allotment option and purchased an additional 5,000,000 Units at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000 (the “Over-Allotment Option”).
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
Proposed Bullish Transaction
On July 8, 2021, FPAC entered into the BCA with Pubco, the Merger Subs and Bullish Global. Please see the Explanatory Note at the beginning of this Quarterly Report on Form
10-Q.
The descriptions of each of these agreements, and each of the agreements described above, are qualified in their entirety by the agreements themselves, each of which is an exhibit to this Quarterly Report on Form
10-Q.
Please refer to FPAC’s Form
8-K
filed on July 9, 2021 for more information.
Concurrently with the execution of the BCA, certain investors (the “PIPE Investors”) entered into share subscription agreements pursuant to which the PIPE Investors have committed to subscribe for and purchase Pubco Class A ordinary shares at $10.00 per share for an aggregate purchase price of $300,000,000. The PIPE Investors include existing shareholders of Bullish Global or their respective affiliates. One PIPE Investor (the “Anchor Subscriber”), who has subscribed for 7,500,000 Pubco Class A ordinary shares for an aggregate purchase price of $75,000,000, has also entered into a Securities Purchase Agreement with Pubco and our Sponsor pursuant to which the Anchor Subscriber will purchase, for $1.00 per warrant for Pubco Class A ordinary shares (each, a “Pubco Warrant”), from the Sponsor or the BR Investors (as defined below), 3,000,000 outstanding Pubco Warrants.
Additionally, the Sponsor agreed that at the closing of the Bullish Transaction, it would (a) (i) forfeit for cancellation 1,950,000 Pubco Class A ordinary shares at the closing of the Bullish Transaction if more than 15,000,000 Class A ordinary shares of FPAC are validly tendered for redemption and not withdrawn (the “Forfeiture”), or (ii) if no such Forfeiture occurs, be subject to additional lock-up
restrictions with respect to such 1,950,000 Pubco Class A ordinary share (including 390,000 that will be transferred to the BR Investors as described below), and (b) forfeit for cancellation 400,000 Pubco Warrants.
Concurrently with the execution of the BCA, each entered into a side letter agreement (each, a “Side Letter” and, collectively, the “Side Letters”) amending such BR Investor’s), which provides that such BR Investor will not, within certain periods of time from the closing of the Bullish Transaction and subject to certain exceptions, sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant of any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate with respect to or decrease a call equivalent position, any of the Pubco Class A ordinary shares issued in connection with the Initial Merger, or enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any security, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise, or publicly announce any intention to effect any such transaction.
Concurrently with the execution of the BCA, certain funds and accounts managed by subsidiaries of BlackRock, Inc. who invested in FPAC at the time of its initial public offering (collectively, the “BR Investors”) have each entered into a side letter agreement (each, a “Side Letter” and, collectively, the “Side Letters”) amending such BR Investor’s Subscription Agreement, dated November 12, 2020, by and between such BR Investor, FPAC and the Sponsor (the “BR Subscription Agreements”). Pursuant to the BR Subscription Agreements, the Sponsor has agreed to transfer

1,950,000 Class B ordinary shares of FPAC (which will convert into 1,950,000 Pubco Class A ordinary shares) to the BR Investors at the price the Sponsor originally paid for such shares (which was nominal). Pursuant to the Side Letters, the BR Investors agreed that (a) (i) if the Forfeiture occurs, the Sponsor will convey to them 390,000 fewer Pubco Class A ordinary shares than the BR Investors otherwise would have received pursuant to the BR Subscription Agreements, and (ii) if no such Forfeiture occurs, such 390,000 Pubco Class A ordinary shares will be subject to additional lock-up
restrictions and (b) at the closing of the Bullish Transaction, the BR Investors will (i) sell an aggregate 600,000 Pubco Warrants at a purchase price of $1.00 per Pubco Warrant to the Anchor Subscriber (comprising a portion of the Pubco 3,000,000 Warrants that the Anchor Subscriber is entitled to purchase under the Securities Purchase Agreement) and (ii) forfeit for cancellation an aggregate 100,000 Pubco Warrants.
In connection with the Bullish Transaction, certain related agreements have been, or will be, entered into on or prior to the closing of the Bullish Transaction, including: the
Lock-Up
Agreement, dated as of July 8, 2021, by and among Block.one and Bullish Global; the Letter Agreement Amendment, as of July 8, 2021, by and among FPAC, the Sponsor and the other parties named therein; the Side Letters; the Target Voting Agreement, dated as of July 8, 2021, by and among FPAC, Block.one, Bullish Global and Pubco; the Sponsor Voting Agreement, dated as of July 8, 2021, by and among FPAC, the Sponsor, Bullish Global and Pubco; the
Non-Competition
Agreement, dated as of July 8, 2021, by and among Block.one, Brendan Blumer, FPAC, Pubco and Bullish Global; the Standstill Agreement, dated as of July 8, 2021, by and among Pubco, Block.one, Brendan Blumer and Kokuei Yuan; the Indemnification Agreement, dated as of July 8, 2021, by and between Block.one and Pubco; and the Sponsor Release, dated as of July 8, 2021, by and between the Sponsor and FPAC.
Liquidity and Going Concern
As of June 30, 2021, we had approximately $887,000 in our operating bank account and a working capital deficit of approximately $2.0 million.
Our liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain offering costs on behalf of the Company in exchange for the issuance of the Founder Shares (as defined below), the loan under the Promissory Note (as defined below) from the Sponsor of approximately $195,000 (see Note 5) to us, the reimbursement of certain offering costs from the underwriters of $3.6 million, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on December 7, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and Initial Shareholders may, but are not obligated to, provide us Working Capital Loans (see Note 5). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans. Our Sponsor and the Anchor Investor have also agreed to provide to us an aggregate of $1,000,000 of proceeds from the purchase of additional private placement warrants, at $1.50 per warrant, split between them pro rata
in relation to their holdings of private placement warrants as necessary for working capital (or in lieu of such warrant purchase, our Sponsor will lend up to such amount to us).
Based on the foregoing, we have determined that the working capital deficit raises substantial doubt about our ability to continue as a going concern until the earlier of the consummation of a Business Combination or the date the Company is required to liquidate. The unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Results of Operations
Our entire activity from inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended June 30, 2021, we had net loss of approximately $11.8 million, which consisted of approximately $8.6 million change in fair value of derivative warrant liabilities which was partially offset by approximately $16,000 in gain on investments held in Trust Account and approximately $3.1 million in general and administrative expenses.
For the period from October 19, 2020 (inception) through June 30, 2021, we had net income of approximately $6.1 million, which consisted of approximately $15.7 million in change in fair value of derivative warrant liabilities and approximately $202,000 in gain on investments held in Trust Account, approximately $4.6 million in general and administrative expenses, $3.5 million loss on the sale of Private Placement Warrants and approximately $1.7 million in offering costs.

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
In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). Such Working Capital Loans will be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Additionally, our Sponsor and the Anchor Investor have agreed to provide to us an aggregate of $1,000,000 of proceeds from the purchase of additional private placement warrants, at $1.50 per warrant, split between them pro rata
in relation to their holdings of private placement warrants as necessary for working capital (or in lieu of such warrant purchase, our Sponsor will lend up to such amount to us). As of June 30, 2021, we had no outstanding borrowings under the Working Capital Loans.
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
Lease Agreement
On January 12, 2021, we executed a lease agreement with an affiliate of the Sponsor, subleasing office approximately 2,300 square feet space in New York, New York. The lease calls for monthly minimum lease payments of $12,500 during the term of the sublease, which ends on January 30, 2022.
Critical Accounting Policies and Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has identified the following as its critical accounting policies:
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
at the end of each reporting period.
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC
815-40.
Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. T he fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Binomial Lattice simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Binomial Lattice simulation model each measurement dat
e. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 53,904,751 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheet.
Net Income (Loss) Per Ordinary Share
The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class
method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account. Accretion associated with the redeemable of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average ordinary share price for the period and therefore the inclusion of such warrants would be anti-dilutive.
R
ecent Accounting Pronouncement
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
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
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control over Financial Reporting” and also in our Quarterly Report on Form
10-Q/A
for the period October 19, 2020 (inception) through December 31, 2020 as filed with the SEC on May 28, 2021 (the “Form
10-Q/A”).
In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2021, covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the execution of the material weakness remediation activities described below.
As previously reported in our Form
10-Q/A,
our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on December 7 and 21, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the staff of the Securities and Exchange Commission (“SEC Staff”) issued a public statement entitled “SEC Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including our audit committee, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.
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
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on December 3, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on December 3, 2020, other than the additional risk factors below, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
Following the issuance of the SEC Staff Statement on April 12, 2021, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued unaudited interim period ended December 31, 2020 (the “Affected Period”).
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

As described in our March 31, 2021 Quarterly Report on Form
10-Q,
we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our Initial Public Offering in December 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A ordinary shares subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Period. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the December 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as “Part I, Item 4. Controls and Procedures” included in this Quarterly Report.
As described in “Part I, Item 4. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020, March 31, 2021 and June 30, 2021 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A ordinary shares are listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form
S-3
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
The Bullish Transaction may not be consummated, and if consummated, we may not realize the anticipated benefits of the Bullish Transaction.
There is no guarantee that the Bullish Transaction will be consummated or that may negatively affect Pubco after the Bullish Transaction has been consummated. Important factors that could negatively impact the foregoing include, but are not limited to:

•	The occurrence of any event, change or other circumstances that could give rise to the termination of any definitive agreements with respect to the Bullish Transaction;

•
The outcome of any legal proceedings that may be instituted against FPAC, the combined company or others following the announcement of the Bullish Transaction and any definitive agreements with respect thereto;

•
The inability to complete the Bullish Transaction due to the failure to obtain approval of the shareholders of FPAC or applicable regulators, to obtain financing to complete the Bullish Transaction or to satisfy other conditions to closing;

•
Changes to the proposed structure of the Bullish Transaction that may be required or appropriate as a result of applicable laws or regulations or as a condition to obtaining regulatory approval of the Bullish Transaction;

•	The ability to meet stock exchange listing standards following the consummation of the Bullish Transaction; and

•
The risk that the Bullish Transaction disrupts current plans and operations of Bullish as a result of the announcement and consummation of the Bullish Transaction, among the other risks attendant to Bullish and its business.

Additionally, FPAC, the likelihood of the consummation of the Bullish Transaction, our ability to achieve the anticipated benefits of the Bullish Transaction, and Pubco after the consummation of the Bullish Transaction, may be adversely affected by the other risks and uncertainties set forth in the section entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in FPAC’s final prospectus relating to its Initial Public Offering dated December 2, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

2.1	Business Combination Agreement, dated as of July 8, 2021, by and among the Company, Pubco, Bullish Global, BMC 1 and BMC 2 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 9, 2021).

10.1	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 9, 2021).

10.2	Lock-Up Agreement, dated as of July 8, 2021, by and among Block.one and Bullish Global (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 9, 2021).

10.3	Letter Agreement Amendment, dated as of July 8, 2021, by and among the Company, the Sponsor and the other parties named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 9, 2021).

10.4	Form of Side Letter Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 9, 2021).

10.5	Target Voting Agreement, dated as of July 8, 2021, by and among the Company, Block.one, Bullish Global and Pubco (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 9, 2021).

10.6	Sponsor Voting Agreement, dated as of July 8, 2021, by and among the Company, the Sponsor, Bullish Global and Pubco (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 9, 2021).

10.7	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 9, 2021).

10.8	Non-Competition Agreement, dated as of July 8, 2021, by and among Block.one, Brendan Blumer, the Company, Pubco and Bullish Global (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on July 9, 2021).

10.9	Standstill Agreement, dated as of July 8, 2021, by and among Pubco, Block.one, Brendan Blumer and Kokuei Yuan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on July 9, 2021).

10.10	Indemnification Agreement, dated as of July 8, 2021, by and between Block.one and Pubco (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on July 9, 2021).

10.11	Sponsor Release, dated as of July 8, 2021, by and between the Sponsor and the Company (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on July 9, 2021).

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 2, 2021	Far Peak Acquisition Corporation

	By:	/s/ Thomas W. Farley
	Name:	Thomas W. Farley
	Title:	Chief Executive Officer

	By:	/s/ David W. Bonanno
	Name:	David W. Bonanno
	Title:	Chief Financial Officer