Form 10-Q
period 2021-12-31
Far Peak Acquisition Corp
filed 2022-02-11
CIK 1829426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of February 1
1
, 2022, 60,000,000 Class A ordinary shares, par value $0.0001 and 9,750,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

FAR PEAK ACQUISITION CORPORATION
Form
10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of December 31, 2021 (unaudited) and September 30, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended December 31, 2021 and for the period from October 19, 2020 (inception) through December 31, 2020	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three months ended December 31, 2021 and for the period from October 19, 2020 (inception) through December 31, 2020	3

	Unaudited Condensed Statements of Cash Flows for the three months ended December 31, 2021 and for the period from October 19, 2020 (inception) through December 31, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (As Restated)	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures (As Restated)	25

PART II. OTHER INFORMATION		26

Item 1.	Legal Proceedings	26

Item 1a.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FAR PEAK ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	December 31, 2021	September 30, 2021
	(unaudited)	(audited)
Assets
Current assets:
Cash	$32,928	$172,454
Prepaid expenses	485,417	642,917

Total current assets	518,345	815,371
Investments held in Trust Account	600,221,029	600,209,262

Total Assets	$600,739,374	$601,024,633

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accrued expenses	$7,182,000	$5,155,500
Accounts payable	67,998	29,474

Total current liabilities	7,249,998	5,184,974
Deferred legal fees	400,000	400,000
Deferred underwriting commissions	15,437,500	15,437,500
Derivative warrant liabilities	53,730,000	46,710,000

Total liabilities	76,817,498	67,732,474
Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 60,000,000 shares at $10.00 per share	600,000,000	600,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,750,000 shares issued and outstanding	975	975
Additional paid-in capital	—	—
Accumulated deficit	(76,079,099)	(66,708,816)

Total shareholders’ deficit	(76,078,124)	(66,707,841)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$600,739,374	$601,024,633

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR PEAK ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31, 2021	For the Period from October 19, 2020 (Inception) through December 31, 2020
General and administrative expenses	$2,362,050	$662,301

Loss on operations	(2,362,050)	(662,301)
Other income (expenses):
Change in fair value of derivative warrant liabilities	(7,020,000)	—
Loss on sale of Private Placement Warrants	—	(3,500,000)
Financing costs - derivative warrant liabilities	—	(1,684,760)
Income (loss) from investments held in Trust Account	11,767	(23,369)

Net loss	$(9,370,283)	$(5,870,430)

Weighted average shares outstanding of Class A ordinary shares	60,000,000	19,861,111

Basic and diluted net loss per ordinary share, Class A	$(0.13)	$(0.20)

Weighted average shares outstanding of Class B ordinary shares	9,750,000	9,750,000

Basic and diluted net loss per ordinary share, Class B	$(0.13)	$(0.20)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR PEAK ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Three Months Ended December 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - September 30, 2021	—	$—	9,750,000	$975	$—	$(66,708,816)	$(66,707,841)
Net loss	—	—	—	—	—	(9,370,283)	(9,370,283)

Balance - December 31, 2021 (unaudited)	—	$—	9,750,000	$975	$—	$(76,079,099)	$(76,078,124)

For the Period from October 19, 2020 (Inception) through December 31, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - October 19, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	9,750,000	975	24,025	—	25,000
Accretion of Class A ordinary shares to redemption value	—	—	—	—	(24,025)	(62,012,620)	(62,036,645)
Net loss	—	—	—	—	—	(5,870,430)	(5,870,430)

Balance - December 31, 2020 (unaudited)	—	$—	9,750,000	$975	$—	$(67,883,050)	$(67,882,075)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR PEAK ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended December 31, 2021	For the Period from October 19, 2020 (Inception) through December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(9,370,283)	$(5,870,430)
Adjustments to reconcile net loss to cash used in operating activities:
General and administrative expenses paid by Sponsor under promissory note	—	31,015
Change in fair value of derivative warrant liabilities	7,020,000	—
Financing costs - derivative warrant liabilities	—	1,684,760
Loss (income) from investments held in Trust Account	(11,767)	23,369
Loss on sale of Private Placement warrants	—	3,500,000
Changes in operating assets and liabilities:
Prepaid expenses	157,500	(857,475)
Accrued expenses	2,026,500	435,000
Accounts payable	38,524	125,666

Net cash used in operating activities	(139,526)	(928,095)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(600,000,000)

Net cash used in investing activities	—	(600,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(195,396)
Proceeds received from initial public offering, gross	—	600,000,000
Proceeds received from private placement	—	10,500,000
Offering costs paid	—	(11,219,524)
Reimbursement from underwriters	—	3,600,000

Net cash provided by financing activities	—	602,685,080

Net change in cash	(139,526)	1,756,985
Cash - beginning of the period	172,454	—

Cash - end of the period	$32,928	$1,756,985

Supplemental disclosure of noncash financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Offering costs included in accrued expenses	$—	$750,000
Offering costs funded with note payable - related party	$—	$164,381
Deferred legal fees	$—	$400,000
Deferred underwriting commissions	$—	$15,437,500
The accompanying notes are an integral part of these financial statements.

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 – Description of Organization, Business Operations and Basis of Presentation
Far Peak Acquisition Corporation (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on October 19, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from October 19, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), and since closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 7,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (collectively, the “Anchor Investor”), generating gross proceeds of $10.5 million (and in January 2022, pursuant to commitments made at the time of the Initial Public Offering, the Company completed the sale of an additional 66,666 Private Placement Warrants at $1.50 per warrant for aggregate gross proceeds of approximately $100,000) (Note 4).
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

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company has 24 months from the closing of the Initial Public Offering, or December 7, 2022 (or 27 months from the closing of the Initial Public Offering, or March 7, 2023, if the Company has executed a letter of intent, agreement in principle or definitive agreement for the initial Business Combination within 24 months from the closing of the Initial Public Offering but has not completed the initial Business Combination within such 24 month period) to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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
Proposed Bullish Transaction
On July 8, 2021, as disclosed in the Company’s Form
8-K
filed July 9, 2021, the Company entered into a Business Combination Agreement (BCA), by and among (i) the Company, (ii) Bullish, a Cayman Islands exempted company (“Pubco”), (iii) BMC 1, a Cayman Islands exempted company and a direct wholly owned subsidiary of Pubco, (iv) BMC 2, a Cayman Islands exempted company and a direct wholly owned subsidiary of Pubco and (v) Bullish Global, a Cayman Islands exempted company.
Concurrently with the execution of the BCA, certain investors (the “PIPE Investors”) entered into share subscription agreements pursuant to which the PIPE Investors have committed to subscribe for and purchase Pubco Class A ordinary shares at $10.00 per share for an aggregate purchase price of $300,000,000. The PIPE Investors include existing shareholders of Bullish Global or their respective affiliates. One PIPE Investor (the “Anchor Subscriber”), who has subscribed for 7,500,000 Pubco Class A ordinary shares for an aggregate purchase price of $75,000,000, has also entered into a Securities Purchase Agreement with Pubco and the Company’s Sponsor pursuant to which the Anchor Subscriber will purchase, for $1.00 per warrant for Pubco Class A ordinary shares (each, a “Pubco Warrant”), from the Sponsor or the BR Investors (as defined below), 3,000,000 outstanding Pubco Warrants.

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Operating results for the three months ended December 31, 2021 is not necessarily indicative of the results that may be expected for the year ending September 30, 2022.

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the annual Form
10-K
filed by the Company with the SEC on December 17, 2021.
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
Liquidity and Going Concern
As of December 31, 2021, the Company had approximately $33,000 in its operating bank account and a working capital deficit of approximately $6.7 million.
The Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain offering costs on behalf of the Company in exchange for the issuance of the Founder Shares (as defined below), the loan under the Promissory Note (as defined below) from the Sponsor of approximately $195,000 (see Note 5) to the Company, the reimbursement of certain offering costs from the underwriters of $3.6 million, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on December 7, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
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

Note 2 – Summary of Significant Accounting Policies
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not
have any cash equivalents as of December 31, 2021 and September 30, 2021.
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

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Offering Costs Associated with the Initial Public Offering
Deferred offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering on December 7, 2020. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating
expenses in the unaudited condensed statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $1.7 million is included in offering cost-derivative warrant liabilities in the unaudited condensed statement of operations and $22.0 million is included in shareholders’ equity. The Company will keep deferred underwriting commissions classified as a long-term liability due to the uncertain nature of the closing of the business combination and its encumbrance to the trust account.
Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued ordinary share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC
815-15.
The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control)

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, 60,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets.
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
The calculation of diluted net loss per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 27,000,000 ordinary shares in the calculation of diluted loss per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three months ended December 31, 2021 and for the period from October 19, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The following table reflects the calculation of basic and diluted net loss per share of ordinary share:

	For the Three Months		For the Period from October 19, 2020
	Ended December 31, 2021		(Inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(8,060,458)	$(1,309,825)	$(3,937,484)	$(1,932,946)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	60,000,000	9,750,000	19,861,111	9,750,000

Basic and diluted net loss per ordinary share	$(0.13)	$(0.13)	$(0.20)	$(0.20)

Income Taxes
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021 and September 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
3-Initial
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
Note
4-Private
Placement
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 7,000,000 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor and the Anchor Investor, generating gross proceeds of $10.5 million (and in January 2022, pursuant to commitments made at the time of the Initial Public Offering, the Company completed the sale of an additional 66,666 Private Placement Warrants at $1.50 per warrant for aggregate gross proceeds of approximately $100,000).
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
5-Related
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

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Promissory Note - Related Party
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
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans will be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Additionally, the Sponsor and the Anchor Investor have agreed to provide to the Company an aggregate of $1,000,000 of proceeds from the purchase of additional private placement warrants, at $1.50 per warrant, split between them pro rata
in relation to their holdings of private placement warrants as necessary for working capital (or in lieu of such warrant purchase, the Sponsor will lend up to such amount to the Company). As of December 31, 2021 and September 30, 2021, the Company had no borrowings under the Working Capital Loans.
Note
6-Commitments
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

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Lease Agreement
On January 12, 2021, the Company executed a lease agreement with an affiliate of the Sponsor, subleasing office approximately 2,300 square feet space in New York, New York. The lease calls for monthly minimum lease payments of $12,500 during the term of the sublease, which ended on January 30, 2022. On July 27, 2021, the Company amended the lease agreement to a lease payment of $37,500 during the term of the sublease, which ends April 30, 2022.
Litigation
From time to time, the Company may be subject to legal proceedings and claims that arise in the search for a potential target business; however, the Company is not aware of any pending or threatened litigation that it believes is reasonably likely to have a material adverse effect on its results of operations, financial position, or cash flows.
Note
7-Derivative
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

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
8-Class
A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021 and September 30, 2021, there were no Class A ordinary shares outstanding, all 60,000,000 shares were all subject to possible redemption and are classified outside of permanent equity in the balance sheets.
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

Note
9-Shareholders’
Deficit
Preference Shares
- The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and September 30, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
- The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021 and September 30, 2021, there were 60,000,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and are classified as temporary equity (see Note 8).
Class
 B Ordinary Shares
- The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of December 31, 2021 and September 30, 2021, there were 9,750,000 Class B ordinary shares issued and outstanding.
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

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10 – Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and September 30, 2021 by level within the fair value hierarchy:
DECEMBER 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-money market fund	$600,221,029	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$39,800,000	$—	$—
Derivative warrant liabilities-Private warrants	$—	$13,930,000	$—
SEPTEMBER 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-money market fund	$600,209,262	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$34,600,000	$—	$—
Derivative warrant liabilities-Private warrants	$—	$12,110,000	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement in January 2021, when the Public Warrants were separately listed and traded. There were no transfers to/from Levels 1, 2, and 3 during the three months ended December 31, 2021.
Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Private Placement Warrants were initially and subsequently (each measurement date) measured using a Binomial Lattice simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering are measured based on the listed market price of such warrants, a Level 1 measurement. For the three months ended December 31, 2021, and for the period from October 19, 2020 (inception) through December 31, 2020 the Company recognized a non-operating
to the statement of operations resulting from an increase in the fair value of liabilities of $7.0 million and $0 million, respectively, on the accompanying unaudited condensed statements of operations.
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

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 11 – Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Except for as noted in Note 1, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this report (the “Quarterly Report”) to “we”, “us”, “our” or the “Company” are to Far Peak Acquisition Corporation, except where the context requires otherwise. References to our “management” or our “management team” are to our officers and directors, and references to the “Sponsor” are to Far Peak LLC. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this Quarterly Report.
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
Simultaneously with the closing of our Initial Public Offering, we consummated the private placement (“Private Placement”) of 7,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (collectively, the “Anchor Investor”), generating gross proceeds of $10.5 million (and in January 2022, pursuant to commitments made at the time of the Initial Public Offering, the Company completed the sale of an additional 66,666 Private Placement Warrants at $1.50 per warrant for aggregate gross proceeds of approximately $100,000).

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
Results of Operations
Our entire activity for the period from October 19, 2020 (inception) through December 31, 2021 relates to our formation, the initial public offering (“Initial Public Offering”), and since closing of the Initial Public Offering, our search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
For the three months ended December 31, 2021, we had net loss of approximately $9.4 million, which consisted of approximately $7.0 million change in fair value of derivative warrant liabilities and approximately $2.4 million in general and administrative expenses, offset by approximately $12,000 in gain on investments held in Trust Account.
For the period from October 19, 2020 (inception) through December 31, 2020, we had a loss of approximately $5.9 million, which consisted of loss on sale of private placement warrants of $3.5 million, financing costs -derivative warrant liabilities of approximately $1.7 million, approximately $662,000 of general and administrative expenses and approximately $23,000 loss on investments held in the Trust Account.
Liquidity and Going Concern
As of December 31, 2021, we had approximately $33,000 in cash and a working capital deficit of approximately $6.7 million.
Our liquidity needs have been satisfied through a payment of $25,000 from our Sponsor to cover certain offering costs in exchange for the issuance of the Founder Shares (as defined below), a loan of approximately $195,000 to us under a promissory note from our Sponsor (the “Promissory Note”), the reimbursement of certain offering costs from the underwriters of $3.6 million, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Promissory Note on December 7, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and Initial Shareholders may, but are not obligated to, provide us Working Capital Loans. As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statement—Going Concern,” we have determined that we have access to funds from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
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
In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). Such Working Capital Loans will be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Additionally, our Sponsor and the Anchor Investor have agreed to provide to us an aggregate of $1,000,000 of proceeds from the purchase of additional private placement warrants, at $1.50 per warrant, split between them pro rata
in relation to their holdings of private placement warrants as necessary for working capital (or in lieu of such warrant purchase, our Sponsor will lend up to such amount to us). As of December 31, 2021 and September 30, 2021, we had no outstanding borrowings under the Working Capital Loans.
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
Derivative Warrant liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued ordinary share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC
815-15.
The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
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
Net Income (Loss) Per Ordinary Share
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
The calculation of diluted net loss per ordinary shares does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 27,000,000 ordinary shares in the calculation of diluted loss per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three months ended December 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.
Off-Balance
Sheet Arrangements and Contractual Obligations
As of December 31, 2021 and September 30, 2021, we did not have any off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instrument issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of December 7, 2020, and its interim financial statements for the quarters ended December 31, 2020, March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures, and presentation of earnings per share that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.
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
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the below.
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
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors.
There have been no material changes in our risk factors from those included in our Annual Report on Form
10-K
for the fiscal year ended September 30, 2021 filed with the SEC on December 17, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
In January 2022, pursuant to commitments made at the time of the Initial Public Offering, the Company completed the sale of an additional 66,666 Private Placement Warrants at $1.50 per warrant for aggregate gross proceeds of approximately $100,000.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of February 2022.

Far Peak Acquisition Corporation

By:	/s/ Thomas W. Farley
Name:	Thomas W. Farley
Title:	Chief Executive Officer

By:	/s/ David W. Bonanno
Name:	David W. Bonanno
Title:	Chief Financial Officer