Form 10-Q
period 2022-03-31
Far Peak Acquisition Corp
filed 2022-05-13
CIK 1829426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
13
, 2022, 60,000,000 Class A ordinary shares, par value $0.0001 and 9,750,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

FAR PEAK ACQUISITION CORPORATION
Form
10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of March 31, 2022 (unaudited) and September 30, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and 2021, the six months ended March 31, 2022 and for the period from October 19, 2020 (inception) through March 31, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2022 and 2021, the six months ended March 31, 2022 and for the period from October 19, 2020 (inception) through March 31, 2021	3

	Unaudited Condensed Statements of Cash Flows for the six months ended March 31, 2022 and for the period from October 19, 2020 (inception) through March 31, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION		27

Item 1.	Legal Proceedings	27

Item 1a.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FAR PEAK ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2022	September 30, 2021
	(unaudited)
Assets
Current assets:
Cash	$29,573	$172,454
Prepaid expenses	399,792	642,917

Total current assets	429,365	815,371
Investments held in Trust Account	600,229,415	600,209,262

Total Assets	$600,658,780	$601,024,633

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accrued expenses	$7,355,000	$5,155,500
Accounts payable	156,688	29,474

Total current liabilities	7,511,688	5,184,974
Deferred legal fees	400,000	400,000
Deferred underwriting commissions	15,437,500	15,437,500
Derivative warrant liabilities	44,227,328	46,710,000

Total liabilities	67,576,516	67,732,474
Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 60,000,000 shares at $10.00 per share redemption value	600,000,000	600,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,750,000 shares issued and outstanding	975	975
Additional paid-in capital	—	—
Accumulated deficit	(66,918,711)	(66,708,816)

Total shareholders’ deficit	(66,917,736)	(66,707,841)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$600,658,780	$601,024,633

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR PEAK ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		For the Six Months Ended March 31, 2022	For the Period From October 19, 2020 (inception) through March 31, 2021
	2022	2021
General and administrative expenses	$550,668	$822,254	$2,912,718	$1,484,555

Loss on operations	(550,668)	(822,254)	(2,912,718)	(1,484,555)
Other income (expenses):
Change in fair value of derivative warrant liabilities	9,684,670	24,300,000	2,664,670	24,300,000
Loss on sale of Private Placement Warrants	—	—	—	(3,500,000)
Financing costs - derivative warrant liabilities	—	—	—	(1,684,760)
Income from investments held in Trust Account	8,385	209,320	20,153	185,951

Net income (loss)	$9,142,387	$23,687,066	$(227,896)	$17,816,636

Weighted average shares outstanding of Class A ordinary shares - Basic	60,000,000	60,000,000	60,000,000	42,160,494

Weighted average shares outstanding of Class A ordinary shares - Diluted	(60,000,000)	(60,000,000)	(60,000,000)	60,000,000

Basic net income (loss) per ordinary share, Class A	$0.13	$0.34	$(0.00)	$0.34

Diluted net income (loss) per ordinary share, Class A	$0.13	$0.34	$(0.00)	$0.26

Weighted average shares outstanding of Class B ordinary shares - Basic and diluted	9,750,000	9,750,000	9,750,000	9,750,000

Basic net income (loss) per ordinary share, Class B	$0.13	$0.34	$(0.00)	$0.34

Diluted net income (loss) per ordinary share, Class B	$0.13	$0.34	$(0.00)	$0.26

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR PEAK ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Three and Six Months Ended March 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - September 30, 2021	—	$—	9,750,000	$975	$—	$(66,708,816)	$(66,707,841)
Net loss	—	—	—	—	—	(9,370,283)	(9,370,283)

Balance - December 31, 2021 (unaudited)	—	—	9,750,000	975	—	(76,079,099)	(76,078,124)
Excess cash received from private placement	—	—	—	—	18,001	—	18,001
Subsequent measurement of Class A ordinary shares subject to redemption against additional paid-in capital	—	—	—	—	(18,001)	18,001	—
Net income	—	—	—	—	—	9,142,387	9,142,387

Balance - March 31, 2022 (unaudited)	—	$—	9,750,000	$975	$—	$(66,918,711)	$(66,917,736)

For the three months ended March 31, 2021 and For the Period From October 19, 2020 (Inception) through March 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - October 19, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	9,750,000	975	24,025	—	25,000
Accretion of Class A ordinary shares to redemption value	—	—	—	—	(24,025)	(62,012,620)	(62,036,645)
Net loss	—	—	—	—	—	(5,870,430)	(5,870,430)

Balance - December 31, 2020 (unaudited)	—	—	9,750,000	975	—	(67,883,050)	(67,882,075)
Net income	—	—	—	—	—	23,687,066	23,687,066

Balance - March 31, 2021 (unaudited)	—	$—	9,750,000	$975	$—	$(44,195,984)	$(44,195,009)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR PEAK ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended March 31, 2022	For the Period From October 19, 2020 (inception) through March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$(227,896)	$17,816,636
Adjustments to reconcile net income (loss) to cash used in operating activities:
General and administrative expenses paid by Sponsor under promissory note	—	31,014
Change in fair value of derivative warrant liabilities	(2,664,670)	(24,300,000)
Financing costs - derivative warrant liabilities	—	1,684,760
I ncome from investments held in Trust Account	(20,153)	(185,951)
Loss on sale of Private Placement warrants	—	3,500,000
Changes in operating assets and liabilities:
Prepaid expenses	243,125	(846,241)
Accrued expenses	2,199,500	835,000
Accounts payable	127,214	160,416

Net cash used in operating activities	(342,880)	(1,304,366)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(600,000,000)

Net cash used in investing activities	—	(600,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(195,396)
Proceeds received from initial public offering, gross	—	600,000,000
Proceeds received from private placement	199,999	10,500,000
Offering costs paid	—	(11,219,524)
Reimbursement from underwriters	—	3,600,000

Net cash provided by financing activities	199,999	602,685,080

Net change in cash	(142,881)	1,380,714
Cash - beginning of the period	172,454	—

Cash - end of the period	$29,573	$1,380,714

Supplemental disclosure of noncash financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Offering costs included in accrued expenses	$—	$75,000
Offering costs funded with note payable - related party	$—	$164,381
Deferred legal fees	$—	$400,000
Deferred underwriting commissions	$—	$15,437,500
Subsequent measurement of Class A ordinary shares subject to redemption against additional paid-in capital	$18,001	$—
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from October 19, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), and since closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 7,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (collectively, the “Anchor Investor”), generating gross proceeds of $10.5 million (and in January and March 2022, pursuant to commitments made at the time of the Initial Public Offering, the Company completed the sale of an additional 133,332 Private Placement Warrants at $1.50 per warrant for aggregate gross proceeds of approximately $200,000) (Note 4).
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

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Proposed Bullish Transaction
On July 8, 2021, as disclosed in the Company’s Form 8-K filed July 9, 2021, the Company entered into a Business Combination Agreement (as amended, the “BCA”), by and among (i) the Company, (ii) Bullish, a Cayman Islands exempted company (“Pubco”), (iii) BMC 1, a Cayman Islands exempted company and a direct wholly owned subsidiary of Pubco, (iv) BMC 2, a Cayman Islands exempted company and a direct wholly owned subsidiary of Pubco and (v) Bullish Global, a Cayman Islands exempted company. Under the original BCA, each of the Company and Bullish Global had the right to terminate the BCA if the proposed transaction (the “Bullish Transaction”) had not been consummated by March 8, 2022 (the “Outside Date”). On March 7, 2022, the Company, Bullish, the Merger Subs and Bullish Global entered into an amendment to the original BCA extend the Outside Date to May 9, 2022.

See Note 11 for information on a further extension of the Outside Date to July 8, 2022.
Concurrently with the execution of the BCA, certain investors (the “PIPE Investors”) entered into share subscription agreements pursuant to which the PIPE Investors have committed to subscribe for and purchase Pubco Class A ordinary shares at $10.00 per share for an aggregate purchase price of $300,000,000. The PIPE Investors include existing shareholders of Bullish Global or their respective affiliates. One PIPE Investor (the “Anchor Subscriber”), who has subscribed for 7,500,000 Pubco Class A ordinary shares for an aggregate purchase price of $75,000,000, has also entered into a Securities Purchase Agreement with Pubco and the Company’s Sponsor pursuant to which the Anchor Subscriber will purchase from the Sponsor or the Anchor Investor, 3,000,000 warrants to acquire Pubco Class A ordinary shares (each, a “Pubco Warrant”), at a purchase price of $1.00 per Pubco Warrant.

Additionally, concurrently with the execution of the BCA, pursuant to an amendment to that certain Letter Agreement, dated as of December 4, 2020, by and among the Sponsor and those certain insiders (the “Letter Agreement Amendment”), the Sponsor agreed that at the closing of the Bullish Transaction, it would (a) (i) forfeit for cancellation

1,950,000
Pubco Class A ordinary shares at the closing of the Bullish Transaction if more than

15,000,000
Class A ordinary shares of the Company are validly tendered for redemption and not withdrawn (the “Forfeiture”), or (ii) if no such Forfeiture occurs, be subject to additional lock-up restrictions with respect to

1,950,000
Pubco Class A ordinary share (including

390,000
that will be transferred to the Anchor Investor as described below) received in the Bullish Transaction for such Class A ordinary shares of the Company, and (b) forfeit for cancellation

400,000
Pubco Warrants.

Concurrently with the execution of the BCA, certain funds and accounts managed by subsidiaries of BlackRock, Inc. who invested in FPAC at the time of its initial public offering (collectively, the “Anchor Investor”) have each entered into a side letter agreement (each, a “Side Letter” and, collectively, the “Side Letters”) amending such Anchor Investor’s Subscription Agreement, dated November 12, 2020, by and between each such Anchor Investor, the Company and the Sponsor (the “BR Subscription Agreements”). Pursuant to the BR Subscription Agreements, the Sponsor has agreed to transfer

1,950,000
Class B ordinary shares of FPAC (which will convert into 1,950,000 Pubco Class A ordinary shares) to the Anchor Investor at the price the Sponsor originally paid for such shares (which was nominal). Pursuant to the Side Letters, the Anchor Investors agreed that (a) (i) if the Forfeiture occurs, the Sponsor will convey to them

390,000
fewer Pubco Class A ordinary shares than the Anchor Investor otherwise would have received pursuant to the BR Subscription Agreements, and (ii) if no such Forfeiture occurs, such

390,000
Pubco Class A ordinary shares will be subject to additional lock-up restrictions and (b) at the closing of the Bullish Transaction, the Anchor Investor will (i) sell an aggregate

600,000
Pubco Warrants at a purchase price of
$
1.00
per Pubco Warrant to the Anchor Subscriber (comprising a portion of the Pubco 3,000,000 Warrants that the Anchor Subscriber is entitled to purchase under the Securities Purchase Agreement) and (ii) forfeit for cancellation an aggregate

100,000
Pubco Warrants.
In addition, the Side Letters provide that such Anchor Investor will not, within certain periods of time from the closing of the Bullish Transaction and subject to certain exceptions, sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant of any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate with respect to or decrease a call equivalent position, any of the Pubco Class A ordinary shares issued in connection with the Bullish Transaction, or enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any security, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise, or publicly announce any intention to effect any such transaction.
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

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Operating results for the three and six months ended March 31, 2022 is not necessarily indicative of the results that may be expected for the year ending September 30, 2022 or any future periods.

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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Liquidity and Going Concern
As of March 31, 2022, the Company had approximately $30,000 in its operating bank account and a working capital deficit of approximately $7.1 million.
The Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain offering costs on behalf of the Company in exchange for the issuance of the Founder Shares (as defined below), the loan under the Promissory Note (as defined below) from the Sponsor of approximately $195,000 (see Note 5) to the Company, the reimbursement of certain offering costs from the underwriters of $3.6 million, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on December 7, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of March 31, 2022 and September 30, 2021, there were no amounts outstanding under any Working Capital Loans.
In connection with the assessment of going concern considerations in accordance with the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic
205-40,
“Presentation of Financial Statements - Going Concern,” the Company has until December 7, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 7, 2022.

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of March 31, 2022 and September 30, 2021.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash and investments held in the Trust Account. Cash is maintained in accounts with financial institutions, which, at times may exceed the Federal Depository Insurance Corporation limit of $250,000, and investments held in the Trust Account. At March 31, 2022 and September 30, 2021, the Company has not experienced losses on its cash accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. The Company’s investments held in the Trust Account consists entirely of U.S. government securities with an original maturity of 185 days or less.
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets, except for derivative warrant liabilities (Note 10).
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

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, 60,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
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
Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 27,133,332 ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022 and 2021, for the six months ended March 31, 2022 and for the period from October 19, 2020 (inception) through March 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The following table reflects the calculation of basic and diluted net income (loss) per share of ordinary share:

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$7,864,419	$1,277,968	$20,375,971	$3,311,095
Denominator:
Basic and diluted weighted average ordinary shares outstanding	60,000,000	9,750,000	60,000,000	9,750,000

Basic and diluted net income per ordinary share	$0.13	$0.13	$0.34	$0.34

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the Six Months Ended March 31, 2022		For the Period From October 19, 2020 (inception) through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss) - basic	$(196,040)	$(31,856)	$14,470,257	$3,346,379
Allocation of net income (loss) - diluted	$(196,040)	$(31,856)	$15,326,138	$2,490,498
Denominator:
Basic weighted average ordinary shares outstanding	60,000,000	9,750,000	42,160,494	9,750,000
Diluted weighted average ordinary shares outstanding	60,000,000	9,750,000	60,000,000	9,750,000

Basic net income (loss) per ordinary share	$(0.00)	$(0.00)	$0.34	$0.34

Diluted net income (loss) per ordinary share	$(0.00)	$(0.00)	$0.26	$0.26

Income Taxes
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and September 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on October 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Recently Issued Accounting Standards
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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
Note
4-Private
Placement
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 7,000,000 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor and the Anchor Investor, generating gross proceeds of $10.5 million. In January 2022 and March 2022, pursuant to commitments made at the time of the Initial Public Offering, the Company completed the sale of an additional 133,332 Private Placement Warrants at $1.50 per warrant for aggregate gross proceeds of approximately $200,000.
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
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans will be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

$1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Additionally, the Sponsor and the Anchor Investor have agreed to provide to the Company an aggregate of $1,000,000 of proceeds from the purchase of additional private placement warrants, at $1.50 per warrant, split between them pro rata
in relation to their holdings of private placement warrants as necessary for working capital (or in lieu of such warrant purchase, the Sponsor will lend up to such amount to the Company). As of March 31, 2022 and September 30, 2021, the Company had no borrowings under the Working Capital Loans.
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
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
Deferred Legal Fees
The Company entered into an engagement letter with legal counsel to obtain legal advisory services, related to the Company’s Initial Public Offering, pursuant to which the legal counsel agreed to defer their fees (“deferred legal fees”). The deferred fee will become payable solely in the event that the Company completes a Business Combination, subject to the terms of the engagement letter. On December 7, 2020, the Company recorded deferred legal fees of $400,000 in connection with legal services received for its Initial Public Offering in the accompanying condensed balance sheets.

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Lease Agreement
On January 12, 2021, the Company executed a lease agreement with an affiliate of the Sponsor, subleasing office approximately 2,300 square feet space in New York, New York. The lease calls for monthly minimum lease payments of $12,500 during the term of the sublease, which ended on January 30, 2022. On July 27, 2021, the Company amended the lease agreement to a lease payment of $37,500 during the term of the sublease, which end ed
 April 30, 2022
. For the three months ended March 31, 2022 and 2021, the Company incurred $0 and $37,500, respectively, in rental lease expenses . For the six months ended March 31, 2022 and 2021, the Company incurred approximately $37,500 in rental lease expenses.
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

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
30
-trading
day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•
if the closing price of the Class A ordinary shares for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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
Note
8-Class
A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and September 30, 2021, there were no Class A ordinary shares outstanding, all 60,000,000 shares were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Gross proceeds from Initial Public Offering	$600,000,000
Less:
Fair value of Public Warrants at issuance	(40,000,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(22,036,645)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	62,036,645

Class A ordinary shares subject to possible redemption	$600,000,000

Note
9-Shareholders’
Deficit
Preference Shares
- The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and September 30, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
- The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and September 30, 2021, there were 60,000,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and are classified as temporary equity (see Note 8).
Class
 B Ordinary Shares
- The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of March 31, 2022 and September 30, 2021, there were 9,750,000 Class B ordinary shares issued and outstanding.
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

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10 – Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and September 30, 2021 by level within the fair value hierarchy:
MARCH 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-money market fund	$600,229,415	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$32,600,000	$—	$—
Derivative warrant liabilities-Private warrants	$—	$11,627,328	$—
SEPTEMBER 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-money market fund	$600,209,262	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$34,600,000	$—	$—
Derivative warrant liabilities-Private warrants	$—	$12,110,000	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement in January 2021, when the Public Warrants were separately listed and traded. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in January 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. There were no transfers to/from Levels 1, 2, and 3 during the three and six months ended March 31, 2022.
Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Private Placement Warrants were initially and subsequently (each measurement date) measured using a Binomial Lattice simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering are measured based on the listed market price of such warrants, a Level 1 measurement. For the three months ended March 31, 2022 and 2021, the Company recognized a non-operating
gain to the statement of operations resulting from an decrease in the fair value of liabilities of $9.7 million and $24.3 million, respectively, on the accompanying unaudited condensed statements of operations. For the six months ended March 31, 2022 and the period from October 19, 2020 (inception) through March 31, 2021, the Company recognized a non-operating
gain to the statement of operations resulting from an decrease in the fair value of liabilities of $2.7 million and $24.3 million, respectively, on the accompanying unaudited condensed statements of operations.
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

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 11 – Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
On May
6
, 2022, the Company entered into an amendment to the BCA to extend the Outside Date from May 9, 2022, to July 8, 2022. Under the terms of the BCA, each of the Company and Bullish have the right to terminate the BCA if the Bullish Transaction has not been consummated by the Outside Date. See Note 1.
On May 13, 2022, pursuant to commitments made at the time of the Initial Public Offering, the Company completed the sale of an additional
66,666 Private Placement Warrants at $1.50 per warrant for aggregate gross proceeds of approximately $100,000) to the Sponsor and the Anchor Investor (33,333 each).
See Note 4.

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
Simultaneously with the closing of our Initial Public Offering, we consummated the private placement (“Private Placement”) of 7,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (collectively, the “Anchor Investor”), generating gross proceeds of $10.5 million (and in January and March 2022, pursuant to commitments made at the time of the Initial Public Offering, the Company completed the sale of an additional 133,332 Private Placement Warrants at $1.50 per warrant for aggregate gross proceeds of approximately $200,000).

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
Results of Operations
Our entire activity for the period from October 19, 2020 (inception) through March 31, 2022 relates to our formation, the initial public offering (“Initial Public Offering”), and since closing of the Initial Public Offering, our search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
For the three months ended March 31, 2022, we had net income of approximately $9.1 million, which consisted of approximately $9.7 million change in fair value of derivative warrant liabilities and approximately $8,000 in gain on investments held in Trust Account approximately, offset by approximately $551,000 in general and administrative expenses.
For the three months ended March 31, 2021, we had net income of approximately $23.7 million, which consisted of approximately $24.3 million gain in change in fair value of derivative warrant liabilities and approximately $210,000 in gain on investments held in Trust Account, partially offset by approximately $822,000 in general and administrative expenses.
For the six months ended March 31, 2022, we had net loss of approximately $228,0000, which consisted of approximately $2.9 million of general and administrative expenses, offset by a change in fair value of derivative warrant liabilities of approximately $2.7 million and approximately $20,000 in gain on investments held in Trust Account.
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
Liquidity and Going Concern
As of March 31, 2022, we had approximately $30,000 in cash and a working capital deficit of approximately $7.1 million.

Our liquidity needs have been satisfied through a payment of $25,000 from our Sponsor to cover certain offering costs in exchange for the issuance of the Founder Shares (as defined below), a loan of approximately $195,000 to us under a promissory note from our Sponsor (the “Promissory Note”), the reimbursement of certain offering costs from the underwriters of $3.6 million, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Promissory Note on December 7, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and Initial Shareholders may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2022 and September 30, 2021, there were no amounts outstanding under any Working Capital Loans.
In connection with the assessment of going concern considerations in accordance with the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic
205-40,
“Presentation of Financial Statements - Going Concern,” we have until December 7, 2022 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. We have determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 7, 2022.
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
In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). Such Working Capital Loans will be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Additionally, our Sponsor and the Anchor Investor have agreed to provide to us an aggregate of $1,000,000 of proceeds from the purchase of additional private placement warrants, at $1.50 per warrant, split between them pro rata
in relation to their holdings of private placement warrants as necessary for working capital (or in lieu of such warrant purchase, our Sponsor will lend up to such amount to us). In January 2022 and March 2022, pursuant to this commitment, the Sponsor and the Anchor Investor purchased (in each private placement transaction), an additional 66,666 Private Placement Warrants (33,333 each) for aggregate gross proceeds of approximately $100,000. As of March 31, 2022 and September 30, 2021, we had no outstanding borrowings under the Working Capital Loans.

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
Deferred Legal Fees
We entered into an engagement letter with legal counsel to obtain legal advisory services, related to our Initial Public Offering, pursuant to which the legal counsel agreed to defer their fees (“deferred legal fees”). The deferred legal fees will become payable solely in the event that we complete a Business Combination, subject to the terms of the engagement letter. On December 7, 2020, we recorded deferred legal fees of $400,000 in connection with legal services received for the Initial Public Offering in the accompanying condensed balance sheets.
Lease Agreement
On January 12, 2021, we executed a lease agreement with an affiliate of the Sponsor, subleasing office approximately 2,300 square feet space in New York, New York. The lease calls for monthly minimum lease payments of $12,500 during the term of the sublease, which ends on January 30, 2022. On July 27, 2021, we amended the lease agreement to a lease payment of $37,500 during the term of the sublease, which ended April 30, 2022.
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
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, 60,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.
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
Net Income (Loss) Per Ordinary Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share. We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.
The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 27,133,332 ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022 and 2021, for the six months ended March 31, 2022 and for the period from October 19, 2020 (inception) through March 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on October 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Off-Balance
Sheet Arrangements and Contractual Obligations
As of March 31, 2022 and September 30, 2021, we did not have any off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instrument issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of December 7, 2020, and its interim financial statements for the quarters ended December 31, 2020, March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures, and presentation of earnings per share that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January and March 2022, pursuant to commitments made at the time of the Initial Public Offering, the Company completed the sale of an additional 133,332 Private Placement Warrants at $1.50 per warrant for aggregate gross proceeds of approximately $200,000.
There has been no material change in the planned use of proceeds from such use as described in the Company’s final prospectus (File
No. 333-
250129), dated December 2, 2020, and filed with the SEC pursuant to Rule 424 under the Securities Act on December 3, 2020.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description

2.1	Amendment No. 1 to the Business Combination Agreement, dated as of March 7, 2022, by and among the Company, Bullish, Bullish Global, BMC1 and BMC2.

2.2	Amendment No. 2 to the Business Combination Agreement, dated as of May 6, 2022, by and among the Company, Bullish, Bullish Global, BMC1 and BMC2.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 7, 2020 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of May 2022.

Far Peak Acquisition Corporation

By:	/s/ Thomas W. Farley
Name:	Thomas W. Farley
Title:	Chief Executive Officer

By:	/s/ David W. Bonanno
Name:	David W. Bonanno
Title:	Chief Financial Officer