Form 10-Q
period 2022-06-30
Far Peak Acquisition Corp
filed 2022-08-15
CIK 1829426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August 15, 2022
, 60,000,000 Class A ordinary shares, par value $0.0001 and 9,750,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

FAR PEAK ACQUISITION CORPORATION
Form
10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets as of June 30, 2022 (unaudited) and September 30, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended June 30, 2022 and 2021, the nine months ended June 30, 2022 and for the period from October 19, 2020 (inception) through June 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three months ended June 30, 2022 and 2021, for the nine months ended June 30, 2022 and for the period from October 19, 2020 (inception) through June 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the nine months ended June 30, 2022 and for the period from October 19, 2020 (inception) through June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION		27

Item 1.	Legal Proceedings	27

Item 1a.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		29

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
FAR PEAK ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2022	September 30, 2021
	(unaudited)
Assets
Current assets:
Cash	$2,415,903	$172,454
Prepaid expenses	237,917	642,917

Total current assets	2,653,820	815,371
Investments held in Trust Account	600,676,688	600,209,262

Total Assets	$603,330,508	$601,024,633

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accrued expenses	$9,400,375	$5,155,500
Accounts payable	75,118	29,474

Total current liabilities	9,475,493	5,184,974
Deferred legal fees	400,000	400,000
Deferred underwriting commissions	—	15,437,500
Derivative warrant liabilities	7,615,997	46,710,000

Total liabilities	17,491,490	67,732,474
Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 60,000,000 shares at approximately $ 10.01 and $ 10.00 per share at June 30, 2022 and September 30, 2021, respectively	600,576,688	600,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $ 0.0001 par value; 50,000,000 shares authorized; 9,750,000 shares issued and outstanding	975	975
Additional paid-in capital	—	—
Accumulated deficit	(14,738,645)	(66,708,816)

Total shareholders’ deficit	(14,737,670)	(66,707,841)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$603,330,508	$601,024,633

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR PEAK ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Nine Months Ended June 30, 2022	For the Period From October 19, 2020 (inception) through June 30, 2021
	2022	2021
General and administrative expenses	$2,339,349	$3,133,232	$5,252,067	$4,617,788

Loss on operations	(2,339,349)	(3,133,232)	(5,252,067)	(4,617,788)
Other income (expenses):
Change in fair value of derivative warrant liabilities	36,657,330	(8,640,000)	39,322,000	15,660,000
Loss on sale of Private Placement Warrants	—	—	—	(3,500,000)
Financing costs - derivative warrant liabilities	—	—	—	(1,684,760)
Extension fee income	2,500,000	—	2,500,000	—
Income from investments held in Trust Account	447,273	15,755	467,425	201,707
Gain on settlement of deferred underwriting commissions	15,437,500	—	15,437,500	—

Net income (loss)	$52,702,754	$(11,757,477)	$52,474,858	$6,059,159

Weighted average shares outstanding of Class A ordinary shares - Basic and diluted	60,000,000	60,000,000	60,000,000	48,577,075

Basic and diluted net income (loss) per ordinary share, Class A	$0.76	$(0.17)	$0.75	$0.10

Weighted average shares outstanding of Class B ordinary shares - Basic and diluted	9,750,000	9,750,000	9,750,000	9,750,000

Basic and diluted net income (loss) per ordinary share, Class B	$0.76	$(0.17)	$0.75	$0.10

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR PEAK ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Three and Nine Months Ended June 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - September 30, 2021	—	$—	9,750,000	$975	$—	$(66,708,816)	$(66,707,841)
Net loss	—	—	—	—	—	(9,370,283)	(9,370,283)

Balance - December 31, 2021 (unaudited)	—	—	9,750,000	975	—	(76,079,099)	(76,078,124)
Excess cash received from private placement	—	—	—	—	18,001	—	18,001
Subsequent measurement of Class A ordinary shares subject to redemption against additional paid-in capital	—	—	—	—	(18,001)	18,001	—
Net income	—	—	—	—	—	9,142,387	9,142,387

Balance - March 31, 2022 (unaudited)	—	—	9,750,000	975	—	(66,918,711)	(66,917,736)
Excess cash received from private placement	—	—	—	—	54,000	—	54,000
Subsequent measurement of Class A ordinary shares subject to redemption against additional paid-in capital	—	—	—	—	(54,000)	54,000	—
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(576,688)	(576,688)
Net income	—	—	—	—	—	52,702,754	52,702,754

Balance - June 30, 2022 (unaudited)	—	$—	9,750,000	$975	$—	$(14,738,645)	$(14,737,670)

For the Three Months Ended June 30, 2021 and for the Period From October 19, 2020 (Inception) through June 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - October 19, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	9,750,000	975	24,025	—	25,000
Accretion of Class A ordinary shares to redemption value	—	—	—	—	(24,025)	(62,012,620)	(62,036,645)
Net loss	—	—	—	—	—	(5,870,430)	(5,870,430)

Balance - December 31, 2020 (unaudited)	—	—	9,750,000	975	—	(67,883,050)	(67,882,075)
Net income	—	—	—	—	—	23,687,066	23,687,066

Balance - March 31, 2021 (unaudited)	—	—	9,750,000	975	—	(44,195,984)	(44,195,009)
Net loss	—	—	—	—	—	(11,757,477)	(11,757,477)

Balance - June 30, 2021 (unaudited)	—	$—	9,750,000	$975	$—	$(55,953,461)	$(55,952,486)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR PEAK ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended June 30, 2022	For the Period From October 19, 2020 (inception) through June 30, 2021
Cash Flows from Operating Activities:
Net income	$52,474,858	$6,059,159
Adjustments to reconcile net income to cash provided by (used in) operating activities:
General and administrative expenses paid by Sponsor under promissory note	—	31,015
Change in fair value of derivative warrant liabilities	(39,322,000)	(15,660,000)
Financing costs - derivative warrant liabilities	—	1,684,760
Income from investments held in Trust Account	(467,425)	(201,707)
Loss on sale of Private Placement warrants	—	3,500,000
Gain on settlement of deferred underwriting commissions	(15,437,500)	—
Changes in operating assets and liabilities:
Prepaid expenses	404,998	(717,898)
Accrued expenses	4,244,875	3,486,000
Accounts payable	45,644	20,644

Net cash provided by (used in) operating activities	1,943,450	(1,798,027)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(600,000,000)

Net cash used in investing activities	—	(600,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(195,396)
Proceeds received from initial public offering, gross	—	600,000,000
Proceeds received from private placement	299,999	10,500,000
Offering costs paid	—	(11,219,525)
Reimbursement from underwriters	—	3,600,000

Net cash provided by financing activities	299,999	602,685,079

Net change in cash	2,243,449	887,052
Cash - beginning of the period	172,454	—

Cash - end of the period	$2,415,903	$887,052

Supplemental disclosure of noncash financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Offering costs included in accrued expenses	$—	$75,000
Offering costs funded with note payable - related party	$—	$164,381
Deferred legal fees	$—	$400,000
Deferred underwriting commissions	$—	$15,437,500
The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from October 19, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), and since closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The Company’s sponsor is Far Peak LLC, a Cayman Islands exempted limited liability company (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on December 2, 2020. On December 7, 2020, the Company consummated its Initial Public Offering of 55,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $550.0 million, and incurring offering costs of approximately $23.7 million, inclusive of $7.5 million in underwriting commissions, approximately $15.4 million in deferred underwriting commissions (
se
e
Note 6), $400,000 in deferred legal fees, approximately $4.0 million of other expenses, and net of reimbursement from the underwriters of $3.6 million. The underwriters were granted a
45-day
option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 8,250,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On December 21, 2020, the underwriters partially exercised the over-allotment option and purchased an additional 5,000,000 Units at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000 (the “Over-Allotment Option”).
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 7,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (collectively, the “Anchor Investor”), generating gross proceeds of $10.5 million (and in January, March and May 2022, pursuant to commitments made at the time of the Initial Public Offering, the Company completed the sale of an additional 199,998 Private Placement Warrants at $1.50 per warrant for aggregate gross proceeds of approximately $300,000) (
see
Note 4).
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
of the Investment Company Act, as determined by the Company, until the earliest of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.
Initial Business Combination
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, including the Over-Allotment Option, and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (excluding the amount of any taxes payable on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to certain limitations as described in the prospectus. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares were initially recognized at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480
,
“Distinguishing Liabilities from Equity.”
The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company (or such higher vote as may be required by Cayman Islands law). If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor agreed to vote the Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.
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

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

The Company has 24 months from the closing of the Initial Public Offering, or December 7, 2022 (or 27 months from the closing of the Initial Public Offering, or March 7, 2023, if, as is the case, the Company has executed a letter of intent, agreement in principle or definitive agreement for the initial Business Combination within 24 months from the closing of the Initial Public Offering but has not completed the initial Business Combination within such 24 month period) to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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
In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $
10.00
per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $
10.00
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
Proposed Bullish Transaction
On July 8, 2021, as disclosed in the Company’s Form
8-K
filed July 9, 2021, the Company entered into a Business Combination Agreement (as amended, the “BCA”), by and among (i) the Company, (ii) Bullish, a Cayman Islands exempted company (“Pubco”), (iii) BMC 1, a Cayman Islands exempted company and a direct wholly owned subsidiary of Pubco, (iv) BMC 2, a Cayman Islands exempted company and a direct wholly owned subsidiary of Pubco and (v) Bullish Global, a Cayman Islands exempted company. Under the original BCA, each of the Company and Bullish Global had the right to terminate the BCA if the proposed transaction (the “Bullish Transaction”) had not been consummated by March 8, 2022 (the “Outside Date”). On March 7, 2022, the Company, Bullish, the Merger Subs and Bullish Global entered into an amendment to the original BCA extend the Outside Date to May 9, 2022. On May 6, 2022, the Company entered into an amendment to the BCA to extend the Outside Date from May 9, 2022, to July 8, 2022.

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

On June 29, 2022, the Company, Bullish, the Merger Subs and Bullish Global entered into Amendment No. 3 to the Business Combination Agreement (the “Third Business Combination Agreement Amendment”) to further extend the Outside Date to December 31, 2022 in order to facilitate the completion of the Transactions. Additionally, as consideration for the Company’s agreement to enter into the Third Business Combination Agreement Amendment, Bullish Global paid a $2.5 million extension fee at the time of signing. The fee will be used for working capital of FPAC, including payments of no more than $70,000 per quarter to an entity affiliated with the Sponsor to reimburse it for certain out-of-pocket
costs for employee salary and benefits incurred on behalf of the Company.
Under the terms of the BCA, each of the Company and Bullish have the right to terminate the BCA if the Bullish Transaction has not been consummated by the Outside Date.
Concurrently with the execution of the BCA, certain investors (the “PIPE Investors”) entered into share subscription agreements pursuant to which the PIPE Investors have committed to subscribe for and purchase Pubco Class A ordinary shares at $10.00 per share for an aggregate purchase price of $300,000,000. The PIPE Investors include existing shareholders of Bullish Global or their respective affiliates. One PIPE Investor (the “Anchor Subscriber”), who has subscribed for 7,500,000 Pubco Class A ordinary shares for an aggregate purchase price of $75,000,000, has also entered into a Securities Purchase Agreement with Pubco and the Company’s Sponsor pursuant to which the Anchor Subscriber will purchase from the Sponsor or the Anchor Investor, 3,000,000 warrants to acquire Pubco Class A ordinary shares (each, a “Pubco Warrant”), at a purchase price of $1.00 per Pubco Warrant. Subsequent to June 30, 2022, on July 8, 2022, the PIPE Investors’ subscription agreements and the Anchor Subscriber’s Securities Purchase Agreement expired in accordance with their terms.
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
Concurrently with the execution of the BCA, certain funds and accounts managed by subsidiaries of BlackRock, Inc. who invested in FPAC at the time of its initial public offering (collectively, the “Anchor Investor”) have each entered into a side letter agreement (each, a “Side Letter” and, collectively, the “Side Letters”) amending such Anchor Investor’s Subscription Agreement, dated November 12, 2020, by and between each such Anchor Investor, the Company and the Sponsor (the “BR Subscription Agreements”). Pursuant to the BR Subscription Agreements, the Sponsor has agreed to transfer 1,950,000 Class B ordinary shares of FPAC (which will convert into 1,950,000 Pubco Class A ordinary shares) to the Anchor Investor at the price the Sponsor originally paid for such shares (which was nominal). Pursuant to the Side Letters, the Anchor Investors agreed that (a) (i) if the Forfeiture occurs, the Sponsor will convey to them 390,000 fewer Pubco Class A ordinary shares than the Anchor Investor otherwise would have received pursuant to the BR Subscription Agreements, and (ii) if no such Forfeiture occurs, such 390,000 Pubco Class A ordinary shares will be subject to additional lock-up
restrictions and (b) at the closing of the Bullish Transaction, the Anchor Investor will (i) sell an aggregate 600,000 Pubco Warrants at a purchase price of $1.00 per Pubco Warrant to the Anchor Subscriber (comprising a portion of the Pubco 3,000,000 Warrants that the Anchor Subscriber was entitled to purchase under the Securities Purchase Agreement) and (ii) forfeit for cancellation an aggregate 100,000 Pubco Warrants. The Anchor Investor’s commitment to sell 600,000 Pubco Warrants to the Anchor Subscriber terminated July 8, 2022.
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

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Operating results for the three and nine months ended June 30, 2022 is not necessarily indicative of the results that may be expected for the year ending September 30, 2022 or any future periods.
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
Liquidity and Going Concern
As of June 30, 2022, the Company had approximately $2.4 million in its operating bank account and a working capital deficit of approximately $6.8 million.

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

The Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain offering costs on behalf of the Company in exchange for the issuance of the Founder Shares (as defined below), the loan under the Promissory Note (as defined below) from the Sponsor of approximately $195,000 (see Note 5) to the Company (which was fully repaid on December 7, 2020), the reimbursement of certain offering costs from the underwriters of $3.6 million, and the net proceeds from the consummation of the Private Placement not held in the Trust Account (including the additional Private Placements in January, March and May 2022). Additionally, the Sponsor and the Anchor Investor have agreed to provide to the Company an aggregate of $1,000,000 of proceeds from the purchase of additional private placement warrants, at $1.50 per warrant, split between them pro rata
in relation to their holdings of private placement warrants as necessary for working capital (or in lieu of such warrant purchase, the Sponsor will lend up to such amount to the Company) ($300,000 of this commitment has been funded to date). Liquidity needs have also been met through the $2,5 million extension fee paid by Bullish Global on June 29, 2022. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans. As of June 30, 2022 and September 30, 2021, there were no amounts outstanding under any Working Capital Loans

(see Note 5).
In connection with the assessment of going concern considerations in accordance with the Financial Accounting Standard Board (“FASB”) ASC Topic
205-40,
“Presentation of Financial Statements - Going Concern,” the Company has until December 7, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 7, 2022.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of June 30, 2022 and September 30, 2021.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash and investments held in the Trust Account. Cash is maintained in accounts with financial institutions, which, at times may exceed the Federal Deposit Insurance Corporation limit of $250,000 and investments held in the Trust Account. At June 30, 2022 and September 30, 2021, the Company has not experienced losses on its cash accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. The Company’s investments held in the Trust Account consists entirely of U.S. government securities with an original maturity of 185 days or less.

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the condensed balance sheets, except for derivative warrant liabilities (see Note 10).
Fair Value Measurements
ASC 820, “Fair Value Measurement,” defines fair value and requires disclosures about fair value measurements. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.
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
Offering Costs Associated with the Initial Public Offering
Deferred offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering on December 7, 2020. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating
expenses in the unaudited condensed statement
s
of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $1.7 million is included in offering cost-derivative warrant liabilities in the unaudited condensed statement
s
of operations and $22.0 million is included in shareholders’
deficit.

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

Derivative Warrant – Liabilities
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480
,
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
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 27,133,332 ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended June 30, 2022 and 2021, for the nine months ended June 30, 2022 and for the period from October 19, 2020 (inception) through June 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

The following table reflects the calculation of basic and diluted net income (loss) per share of ordinary share:

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss) - basic and diluted	$45,335,702	$7,367,052	$(10,113,959)	$(1,643,518)
Denominator:
Basic weighted average ordinary shares outstanding	60,000,000	9,750,000	60,000,000	9,750,000

Basic and diluted net income (loss) per ordinary share	$0.76	$0.76	$(0.17)	$(0.17)

	For the Nine Months Ended June 30, 2022		For the Period From October 19, 2020 (inception) through June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$45,139,663	$7,335,195	$5,046,305	$1,012,854
Denominator:
Basic weighted average ordinary shares outstanding	60,000,000	9,750,000	48,577,075	9,750,000

Basic and diluted net income per ordinary share	$0.75	$0.75	$0.10	$0.10

Income Taxes
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and September 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Recent Accounting Pronouncement
In June 2022, the FASB issued Accounting Standards Update (“ASU”)
2022-03,
ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

Note
3-Initial
Public Offering
On December 7, 2020, the Company consummated its Initial Public Offering of 55,000,000 Units, at $10.00 per Unit, generating gross proceeds of $550.0 million, and incurring offering costs of approximately $23.7 million, inclusive of $7.5 million in underwriting commissions, approximately $15.4 million in deferred underwriting commissions, $400,000 in deferred legal fees, approximately $4.0 million of other expenses, and net of reimbursement from the underwriters of $3.6 million. The underwriters were granted a
45-day
Over-Allotment Option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 8,250,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On December 21, 2020, the underwriters partially exercised the Over-Allotment Option and purchased an additional 5,000,000 at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. Following the closing of the Initial Public Offering and the Over-Allotment Option, an aggregate amount of $600,000,000 has been placed in the Company’s trust account established in connection with the Initial Public Offering.
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
Note
5-Related
Party Transactions
Founder Shares
On October 21, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 9,750,000 Class B ordinary shares (the “Founder Shares”). The Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.
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

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans will be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no
proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and September 30, 2021, the Company had no borrowings under the Working Capital Loans.
Additional Private Placements – Related Party
Additionally, the Sponsor and the Anchor Investor have agreed to provide to the Company an aggregate of $1,000,000 of proceeds from the purchase of additional private placement warrants, at $1.50 per warrant, split between them pro rata
in relation to their holdings of private placement warrants as necessary for working capital (or in lieu of such warrant purchase, the Sponsor will lend up to such amount to the Company)($300,000 of this commitment has been funded to date
). In January 2022 and March 2022, pursuant to this commitment, the Sponsor and the Anchor Investor purchased (in each private placement transaction), an additional 66,666 Private Placement Warrant (33,333 each) for aggregate gross proceeds of approximately $100,000. On May 13, 2022, pursuant to commitments made at the time of the Initial Public Offering, the Company completed the sale of an additional 66,666 Private Placement Warrants at $1.50 per warrant for aggregate gross proceeds of approximately $100,000) to the Sponsor and the Anchor Investor (33,333 each). As of June 30, 2022 and September 30, 2021, we had no outstanding borrowings under the Working Capital Loans.

S
ervices Agreement – Related Party
On July 5, 2022, the Company entered into a Services Agreement with Far Peak Management Company LLC (“Management”), an affiliate of the Sponsor, pursuant to which Management provides certain services necessary for the conduct of the Company’s business, and the Company agreed to reimburse Management for its reasonable and documented out-of-pocket
costs (including without limitation, reasonable
out-of-pocket
costs of salary and benefits to Service Provider’s employees) incurred in providing the services in amounts not to exceed $70,000 per calendar quarter.
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
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

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

Underwriting Agreement
The underwriters were entitled to a cash underwriting discount of approximately $0.14 per Unit, or $7.5 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters will be entitled to a deferred fee of approximately $0.2807 per Unit, or approximately $15.4 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On May 20, 2022, the underwriters waived their deferred fee, resulting in a gain from settlement of deferred underwriting commissions of approximately $15.4 million.
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
Lease Agreement
On January 12, 2021, the Company executed a lease agreement with an affiliate of the Sponsor, subleasing office approximately 2,300 square feet space in New York, New York. The lease calls for monthly minimum lease payments of $12,500 during the term of the sublease, which ended on January 30, 2022. On July 27, 2021, the Company amended the lease agreement to a lease payment of $37,500 during the term of the sublease, which ended April 30, 2022. For the three months ended June 30, 2022 and 2021, the Company incurred $0 in rental lease expenses. For the nine months ended June 30, 2022 and the period from October 19, 2020 (inception) through June 30, 2021, the Company incurred approximately $37,500 in rental lease expenses.
Consulting fees
The Company has an agreement with a third party consultant to provide certain advisory services to the Company relating to identification of and negotiation with potential targets, assistance with due diligence, marketing, financial analyses and investor relations, pursuant to which the consultant has agreed to defer its fees and have payment of such fees to be solely contingent on the Company closing a Business Combination. As of June 30, 2022 and September 30, 2021, the Company has incurred approximately $7.7 million in contingent fees pursuant to the agreement. The Company will recognize an expense for these services when the performance trigger is considered probable, which in this case will occur upon closing of a Business Combination.
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

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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
Note
8-Class
A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and September 30, 2021, there were no Class A ordinary shares outstanding, all 60,000,000 shares were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Gross proceeds from Initial Public Offering	$600,000,000
Less:
Fair value of Public Warrants at issuance	(40,000,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(22,036,645)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	62,036,645

Class A ordinary shares subject to possible redemption at September 30, 2021	600,000,000
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	576,688

Class A ordinary shares subject to possible redemption at June 30, 2022	$600,576,688

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

Note
9-Shareholders’
Deficit
Preference Shares
- The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and September 30, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
- The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and September 30, 2021, there were 60,000,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and are classified as temporary equity (see Note 8).
Class
 B Ordinary Shares
- The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of June 30, 2022 and September 30, 2021, there were 9,750,000 Class B ordinary shares issued and outstanding.
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
basis.
Note 10 – Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and September 30, 2021 by level within the fair value hierarchy:
JUNE 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-money market fund	$600,676,688	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$5,600,000	$—	$—
Derivative warrant liabilities-Private warrants	$—	$2,015,997	$—
SEPTEMBER 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-money market fund	$600,209,262	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$34,600,000	$—	$—
Derivative warrant liabilities-Private warrants	$—	$12,110,000	$—

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

Transfers
to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement in January 2021, when the Public Warrants were separately listed and traded. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in January 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. There were no transfers to/from Levels 1, 2, and 3 during the three and nine months ended June 30, 2022.
Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Private Placement Warrants were initially and subsequently (each measurement date) measured using a Binomial Lattice simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering are measured based on the listed market price of such warrants, a Level 1 measurement. For the three months ended June 30, 2022 and 2021, the Company recognized a non-operating
gain/(loss) to the condensed statements of operations resulting from a decrease/(increase) in the fair value of liabilities of $36.7 million and ($8.6 million), respectively, on the accompanying unaudited condensed statements of operations. For the nine months ended June 30, 2022 and the period from October 19, 2020 (inception) through June 30, 2021, the Company recognized a non-operating
gain/(loss) to the condensed statements of operations resulting from a decrease/(increase) in the fair value of liabilities of $39.3 million and $15.7 million, respectively, on the accompanying unaudited condensed statements of operations.
The fair value of the Public and Private Placement Warrants was initially measured using a Binomial Lattice simulation model. Inherent in a Binomial Lattice simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its warrants for Class A ordinary shares based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants were assumed to be equivalent to their remaining contractual term. The dividend rate was based on the historical rate, which the Company anticipates remaining at zero.
Note 11 – Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
On July 5, 2022, the Company entered into a Services Agreement with Management, an affiliate of the Sponsor, pursuant to which Management provides certain services necessary for the conduct of the Company’s business, and the Company agreed to reimburse Management for its reasonable and documented out-of-pocket
costs (including without limitation, reasonable
out-of-pocket
costs of salary and benefits to Service Provider’s employees) incurred in providing the services in amounts not to exceed $70,000 per calendar quarter
 (see Note 5).
On July 8, 2022, the PIPE Investors’ subscription agreements and the Anchor Subscriber’s Securities Purchase Agreement expired in accordance with their terms (see Note 1).

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
Simultaneously with the closing of our Initial Public Offering, we consummated the private placement (“Private Placement”) of 7,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (collectively, the “Anchor Investor”), generating gross proceeds of $10.5 million (and in January. March and May 2022, pursuant to commitments made at the time of the Initial Public Offering, the Company completed the sale of an additional 199,998 Private Placement Warrants at $1.50 per warrant for aggregate gross proceeds of approximately $300,000).

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
of the Investment Company Act. We will have until 24 months from the closing of the Initial Public Offering, or December 7, 2022 (or 27 months from the closing of the Initial Public Offering, or March 7, 2023, if. as is the case, we have executed a letter of intent, agreement in principle or definitive agreement for the initial Business Combination within 24 months from the closing of the Initial Public Offering but has not completed the initial Business Combination within such 24 month period) to consummate a Business Combination (the “Combination Period”). However, if we have not completed a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining Public Shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete a Business Combination within the Combination Period.
Results of Operations
Our entire activity for the period from October 19, 2020 (inception) through June 30, 2022 relates to our formation, the initial public offering (“Initial Public Offering”), and since closing of the Initial Public Offering, our search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
For the three months ended June 30, 2022, we had net income of approximately $52.7 million, which consisted of approximately $36.7 million change in fair value of derivative warrant liabilities, $2.5 million in extension fee income, approximately $15.4 million gain on settlement of deferred underwriting commissions and approximately $447,000 in income from investments held in Trust Account, offset by approximately $2.3 million in general and administrative expenses.
For the three months ended June 30, 2021, we had net loss of approximately $11.8 million, which consisted of approximately $8.6 million change in fair value of derivative warrant liabilities which was partially offset by approximately $16,000 in gain on investments held in Trust Account and approximately $3.1 million in general and administrative expenses.
For the nine months ended June 30, 2022, we had net income of approximately $52.5 million, which consisted of approximately $39.3 million change in fair value of derivative warrant liabilities, $2.5 million in extension fee income, approximately $15.4 million gain on settlement of underwriting commissions and approximately $467,000 in gain on investments held in Trust Account approximately, offset by approximately $5.3 million in general and administrative expenses.
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
Liquidity and Going Concern
As of June 30, 2022, we had approximately $2.4 million in cash and a working capital deficit of approximately $6.8 million.

Our liquidity needs have been satisfied through a payment of $25,000 from our Sponsor to cover certain offering costs in exchange for the issuance of the Founder Shares (as defined below), a loan of approximately $195,000 to us under a promissory note from our Sponsor (the “Promissory Note”) (which was fully repaid on December 7, 2020), the reimbursement of certain offering costs from the underwriters of $3.6 million, and the net proceeds from the consummation of the Private Placement not held in the Trust Account (including the additional Private Placements completed in January, March and May, 2022). Additionally, the Sponsor and the Anchor Investor have agreed to provide to the Company an aggregate of $1,000,000 of proceeds from the purchase of additional private placement warrants, at $1.50 per warrant, split between them pro rata
in relation to their holdings of private placement warrants as necessary for working capital (or in lieu of such warrant purchase, the Sponsor will lend up to such amount to the Company) ($300,000 of this commitment has been funded to date). Liquidity needs have also been met through the $2,5 million extension fee paid by Bullish Global on June 29, 2022. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and Initial Shareholders may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2022 and September 30, 2021, there were no amounts outstanding under any Working Capital Loans.
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
Related Party Transactions
Founder Shares
On October 21, 2020, our Sponsor paid $25,000 to cover certain offering costs in consideration for 9,750,000 Class B ordinary shares (the “Founder Shares”). Our Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after a Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.
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

Additional Private Placements – Related Party
Additionally, our Sponsor and the Anchor Investor have agreed to provide to us an aggregate of $1,000,000 of proceeds from the purchase of additional private placement warrants, at $1.50 per warrant, split between them pro rata
in relation to their holdings of private placement warrants as necessary for working capital (or in lieu of such warrant purchase, our Sponsor will lend up to such amount to us). In January 2022 and March 2022, pursuant to this commitment, the Sponsor and the Anchor Investor purchased (in each private placement transaction), an additional 66,666 Private Placement Warrants (33,333 each) for aggregate gross proceeds of approximately $100,000. On May 13, 2022, pursuant to commitments made at the time of the Initial Public Offering, the Company completed the sale of an additional 66,666 Private Placement Warrants at $1.50 per warrant for aggregate gross proceeds of approximately $100,000) to the Sponsor and the Anchor Investor (33,333 each). As of June 30, 2022 and September 30, 2021, we had no outstanding borrowings under the Working Capital Loans.
Services Agreement – Related Party
On July 5, 2022, the Company entered into a Services Agreement with Management, an affiliate of the Sponsor, pursuant to which Management provides certain services necessary for the conduct of the Company’s business, and the Company agreed to reimburse Management for its reasonable and documented out-of-pocket
costs (including without limitation, reasonable
out-of-pocket
costs of salary and benefits to Service Provider’s employees) incurred in providing the services in amounts not to exceed $70,000 per calendar quarter.
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
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, 60,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.
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
The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 27,133,332 ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended June 30, 2022 and 2021, for the nine months ended June 30, 2022 and for the period from October 19, 2020 (inception) through June 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. We are still evaluating the impact of this pronouncement on the condensed financial statements.
Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.
Off-Balance
Sheet Arrangements and Contractual Obligations
As of June 30, 2022 and September 30, 2021, we did not have any off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended June 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.
Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.
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
250129), dated December 2, 2020, and filed with the SEC pursuant to Rule 424 under the Securities Act on December 3, 2020.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description

2.1	Amendment No. 3 to the Business Combination Agreement, dated as of June 29, 2022, by and among the Company, Bullish, Bullish Global, BMC1 and BMC2.(1)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Filed as an exhibit to our Current Report on Form 8-K filed on June 29, 2022 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of August 2022.

Far Peak Acquisition Corporation

By:	/s/ Thomas W. Farley
Name:	Thomas W. Farley
Title:	Chief Executive Officer

By:	/s/ David W. Bonanno
Name:	David W. Bonanno
Title:	Chief Financial Officer