Form 10-K
period 2022-09-30
Far Peak Acquisition Corp
filed 2022-12-12
CIK 1829426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
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
of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2022, the aggregate market value of the shares of ordinary shares held by non-affiliates
of the registrant was $593,400,000 (based on the closing sales price of the shares of ordinary shares of $
9.89
).
As of Decembe
r 12, 2
022, 60,000,000 shares of Class A ordinary shares, par value $0.0001 per share, and 9,750,000 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.
Documents Incorporate by Reference
:
None.

FAR PEAK ACQUISITION CORPORATION

ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report on Form 10-K may constitute “forward-looking statements.” Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this prospectus may include, for example, statements about:

•	Risks associated with our proposed business combination with Bullish;

•	material weaknesses in our internal control over financial reporting;

•	our ability to select an appropriate target business or businesses in the event of an alternative transaction;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following this offering.

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

On June 29, 2022, Bullish and the Company entered into Amendment No. 3 to the BCA (the “Third Business Combination Agreement Amendment”) to further extend the outside date of July 8, 2022 (the “Outside Date”) to December 31, 2022 in order to facilitate the completion of the Transactions.

On October 31, 2022 Bullish and the Company jointly announced that, subject to various approvals and conditions, including the approval by Far Peak’s shareholders, their business combination is anticipated to close in mid- to late- December 2022. The parties also announced that the BCA would be terminated on December 31, 2022 if the proposed business combination has not been completed on or before this date.

If we cannot complete our initial business combination with Bullish by December 31, 2022, it is likely we will not be able to complete any business combination. However, we may consider seeking an alternative business transaction by the end date provided in our constituent documents, March 7, 2023 (“alternative business transaction”). If an alternative business combination is not consummated by March 7, 2023 then we may seek an extension. However, the most likely outcome will be that we will proceed with the redemption of our shares and the liquidation of the Trust as further described in the section entitled - Redemption of Public Shares and Liquidation If No Initial Business Combination.

Reference herein to our initial business combination refers to the proposed business combination with Bullish or, if we elect to pursue one, an alternative business transaction as the context requires.

See Item 1. “Business - The Proposed Business Combination” for more information.

Except as specifically discussed, this Annual Report on Form 10-K does not assume the closing of an initial business combination.

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from October 19, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), and since closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is Far Peak LLC, a Cayman Islands exempted limited liability company (“sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on December 2, 2020. On December 7, 2020, the Company consummated its Initial Public Offering of 55,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $550.0 million, and incurring offering costs of approximately $23.7 million, inclusive of $7.5 million in underwriting commissions, approximately $15.4 million in deferred underwriting commissions (which were subsequently waived in May 2022), $400,000 in deferred legal fees, approximately $4.0 million of other expenses, and net of reimbursement from the underwriters of $3.6 million. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 8,250,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On December 21, 2020, the underwriters partially exercised the over-allotment option and purchased an additional 5,000,000 Units at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000 (the “Over-Allotment Option”).

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

Concurrently with the execution of the Business Combination Agreement, certain investors (the “PIPE Investors”) had entered into share subscription agreements pursuant to which the PIPE Investors had committed to subscribe for and purchase Bullish Class A Ordinary Shares at $10.00 per share for an aggregate purchase price of $300,000,000. The PIPE Investors included existing shareholders of Bullish Global or their respective affiliates. One PIPE Investor (the “Anchor Subscriber”), who had subscribed for 7,500,000 Bullish Class A Ordinary Shares for an aggregate purchase price of $75,000,000, had also entered into a Securities Purchase Agreement with Bullish and our sponsor pursuant to which the Anchor Subscriber will purchase, for $1.00 per warrant for Bullish Class A Ordinary Shares (each, a “Bullish Warrant”), from the sponsor or the Anchor Investor, 3,000,000 outstanding Bullish Warrants. All commitments from the PIPE Investors, including the Anchor Subscriber, have expired in accordance with their terms on July 8, 2022.

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

On June 29, 2022, Bullish and the Company entered into Amendment No. 3 to the BCA (the “Third Business Combination Agreement Amendment”) to further extend the outside date of July 8, 2022 (the “Outside Date”) to December 31, 2022 in order to facilitate the completion of the Transactions.

On October 31, 2022 Bullish and the Company jointly announced that, subject to various approvals and conditions, including the approval by Far Peak’s shareholders, their business combination is anticipated to close in mid- to late- December 2022. The parties also announced that the BCA would be terminated on December 31, 2022 if the proposed business combination has not been completed on or before this date. Except as specifically discussed, this Annual Report on Form 10-K does not assume the closing of the Business Combination with Bullish.

Alternative Business Combination

If we cannot complete our initial business combination with Bullish by December 31, 2022, it is likely we will not be able to complete any business combination. However, we may consider seeking an alternative business transaction by the end date provided in our constituent documents, March 7, 2023 (“alternative business transaction”). If an alternative business combination is not consummated by March 7, 2023 then we may seek an extension. However, the most likely outcome will be that we will proceed with the redemption of our shares and the liquidation of the Trust as further described in the section entitled - Redemption of Public Shares and Liquidation If No Initial Business Combination.

Reference herein to our initial business combination refers to the proposed business combination with Bullish or, if we elect to pursue one, an alternative business transaction as the context requires.

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

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations other than pursuing and reviewing potential opportunities for the initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination , shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

Sources of Target Businesses

If our initial business combination is an alternative business transaction, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read the prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction; in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

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

Limited Ability to Evaluate the Target’s Management Team

If our initial business combination is an alternative business transaction, we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval of the business combination with Bullish, and with respect to any alternative business transaction that we may pursue, if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

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

If we hold a shareholder vote to approve our initial business combination , we will, pursuant to our amended and restated memorandum and articles of association:

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

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial business combination and if we have not consummated an initial business combination by March 7, 2023:

	Redemptions in Connection with Our Initial Business Combination	Other Permitted Purchases of Public Shares by Our Affiliates	Redemptions if We Fail to Complete an Initial Business Combination
Calculation of redemption price	Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a shareholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a shareholder vote. In either case, our public shareholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination (which is initially anticipated to be $10.00 per public share), including interest earned on the funds held in the trust account but net of taxes, if any, divided by the number of the then- outstanding public shares, subject to the limitation that no redemptions will take	If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following completion of our initial business combination. There is no limit to the prices that our sponsor, directors, officers, advisors or their affiliates may pay in these transactions. If they engage in such transactions; they will be restricted from making any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a	If we have not consummated an initial business combination by March 7, 2023, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the trust account (which is initially anticipated to be $10.00 per public share), including interest earned on the funds held in the trust account but net of taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares.

	Redemptions in Connection with Our Initial Business Combination	Other Permitted Purchases of Public Shares by Our Affiliates	Redemptions if We Fail to Complete an Initial Business Combination
	place if all of the redemptions would cause our net tangible assets to be less than $5,000,001 and any limitations (including, but not limited, to cash requirements) agreed to in connection with the negotiation of terms of a proposed business combination.	going-private transaction subject to the going- private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

Impact to remaining shareholders	The redemptions in connection with our initial business combination will reduce the book value per share for our remaining shareholders, who will bear the burden of the deferred underwriting commissions and taxes payable.	If the permitted purchases described above are made, there would be no impact to our remaining shareholders because the purchase price would not be paid by us.	The redemption of our public shares if we fail to complete our initial business combination will reduce the book value per share for the shares held by our sponsor, who will be our only remaining shareholder after such redemptions.

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

Risks Related to the Business Combination

•

We may not be able to complete the Business Combination pursuant to the BCA by December 31, 2022. If we are unable to do so, we will incur substantial costs associated with withdrawing from the transaction and may not be able to find additional sources of financing to cover those costs.

•

If the anticipated Business Combination with Bullish fails, it may be difficult to complete a business combination with a new prospective target business, negotiate and agree to a new business combination, and/or arrange for new sources of financing by March 7, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

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

If the anticipated Business Combination with Bullish fails, it may be difficult to complete a business combination with a new prospective target business, negotiate and agree to a new business combination, and/or arrange for new sources of financing by March 7, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

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

Our Class A ordinary shares and public warrants are listed separately on the NYSE. We cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share, our shareholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

Of the net proceeds of the Initial Public Offering and the Private Placement, only approximately $1.2 million is currently available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our Initial Business Combination. We do not expect to seek loans from parties other than our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors below.

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

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements, including amended rules and regulations applicable to “special purpose acquisition companies” like us that have been proposed by the SEC and may be adopted in their proposed or an amended form. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

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

Risks Related to Our Search for a Business Combination in the Event we pursue an Alternative Business Transaction

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

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants as described in “Description of Securities-Warrants-Public Shareholders’ Warrants” or upon conversion of the Class B ordinary shares on a share-for-share basis at the time of our initial business combination. However, our amended and restated memorandum and articles of association will provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

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

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or initial shareholders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management-Conflicts of Interest.” Our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

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

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities-Warrants-Public Shareholders’ Warrants-Anti-Dilution Adjustments”) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities-Warrants-Public Shareholders’ Warrants-Anti-Dilution Adjustments”) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

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

Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price (defined as the price at which Class A ordinary shares or equity-linked securities are issued for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share) of less than $9.20 per ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value (defined as the volume weighted average trading price of its Class A ordinary shares during the 20 trading day period) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described below under “Description of Securities-Warrants-Public Shareholders’ Warrants-Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under “Description of Securities-Warrants-Public Shareholders’ Warrants-Redemption of warrants when the price per

Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

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

We previously identified material weaknesses in our internal control over financial reporting. Although these material weaknesses have been remedied as of June 30, 2022, we can give no assurance that any additional material weaknesses or restatements of financial results will not arise in the future.

In preparation of our financial statements for the period from October 19, 2020 (inception) through September 30, 2021, we concluded that it should restate our previously issued financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the issuer, require ordinary shares subject to redemption to be classified outside of permanent equity. We previously classified a portion of our Class A ordinary shares in permanent equity. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, we restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates an initial business combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

We concluded that in light of the classification errors described above, a material weakness existed in our internal control over financial reporting. Specifically, our management concluded that its control around the interpretation and accounting for certain complex financial instrument issued by us was not effectively designed or maintained and that our disclosure controls and procedures were not effective for (i) the audited balance sheet as of December 7, 2020, (ii) the unaudited interim financial statements included in the Form 10-Q for the quarterly period ended December 31, 2020, as revised on Form 10-Q/A No. 1, (iii) the unaudited interim financial statements included in the Form 10-Q for the quarterly period ended March 31, 2021 (iv) and the unaudited interim financial statements included in the Form 10-Q for the quarterly period ended June 30, 2021.

Previously, following the issuance of the SEC Staff Statement on April 12, 2021 (the “SEC Statement”), we had concluded that, in light of the SEC Statement, it was appropriate to restate previously issued unaudited interim financial statements for the quarterly period ended March 31, 2021 in June 2021.

We concluded that in light of the classification errors described above, a material weakness existed in our internal control over financial reporting. Specifically, our management concluded that its control around the accounting for a significant and unusual transaction related to our Warrants issued in connection with our Initial Public Offering in December 2020 was not effectively designed or maintained and that our disclosure controls and procedures were not effective for (i) the unaudited interim financial statements included in the Form 10-Q for the quarterly period ended December 31, 2020 and (ii) the unaudited interim financial statements included in the Form 10-Q for the quarterly period ended March 31, 2021.

As of June 30, 2022, the foregoing material weaknesses had been remedied and our management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

We can give no assurance that no additional material weaknesses or restatements of financial results will arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, our controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

There is substantial doubt about our ability to continue as a going concern.

In connection with the assessment of going concern considerations in accordance with the Financial Accounting Standard Board (“FASB”) ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” we have until March 7, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. We have determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 7, 2023.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

We currently maintain our executive offices at 511 6th Ave #7342, New York, New York 10011. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

Litigation Related to the Business Combination

The Company and the members of our Board of Directors have been named as defendants in a putative shareholder action filed on November 12, 2021 in the Supreme Court of the State of New York, County of New York, captioned Avinash Nayak v. Far Peak Acquisition Corporation, et al., in connection with the Business Combination. The complaint generally alleges breach of fiduciary duty and aiding and abetting claims relating to, among other things, alleged misstatements and omissions in this proxy statement/prospectus as filed by the Company with the SEC on November 1, 2021. The complaint seeks, among other things, injunctive relief and an award of attorneys’ fees. We believe these claims are without merit.

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

Holders

As of September 30, 2022, there was one holder of record of our units, one holder of our separately traded shares of Class A ordinary shares and one holder of record of our separately traded public warrants.

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

None

Performance Graph

Not applicable

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

In October 2020, our sponsor purchased an aggregate of 9,750,000 shares of our “founder shares for an aggregate purchase price of $25,000, or approximately $0.001 per share. Our Class B ordinary shares will automatically convert into shares of Class A ordinary shares, on a one-for-one basis, upon the completion of a business combination.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 7,000,000 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the sponsor and the Anchor Investor, generating gross proceeds of $10.5 million. In January 2022, March 2022 and May 2022, pursuant to commitments made the sponsor and the Anchor Investor at the time of the Initial Public Offering, we sold, in each of three similar transactions, an additional 33,333 Private Placement Warrants to each of the sponsor and the Anchor Investor at a price of $1.50 per warrant.

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

Simultaneously with the closing of our Initial Public Offering, we consummated the Private Placement of 7,000,000 warrants, at a price of $1.50 per Private Placement Warrant with the sponsor and the Anchor Investor, generating gross proceeds of $10.5 million. In January 2022, March 2022 and May 2022, pursuant to commitments made the sponsor and the Anchor Investor at the time of the Initial Public Offering, we sold, in each of three similar transactions, an additional 33,333 Private Placement Warrants to each of the sponsor and the Anchor Investor at a price of $1.50 per warrant.

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

We have until 27 months from the closing of the Initial Public Offering, or March 7, 2023 (since we have executed a letter of intent, agreement in principle or definitive agreement for the initial Business Combination within 24 months from the closing of the Initial Public Offering but has not completed the initial Business Combination within such 24 month period) to consummate a Business Combination (the “Combination Period”). However, if we have not completed a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the public shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining public shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete a Business Combination within the Combination Period.

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

Concurrently with the execution of the Business Combination Agreement, the PIPE Investors entered into share subscription agreements pursuant to which the PIPE Investors have committed to subscribe for and purchase Bullish Class A ordinary shares at $10.00 per share for an aggregate purchase price of $300,000,000. The PIPE Investors include existing shareholders of Bullish Global or their respective affiliates. The Anchor Subscriber, who has subscribed for 7,500,000 Bullish Class A ordinary shares for an aggregate purchase price of $75,000,000, has also entered into a Securities Purchase Agreement with Bullish and our sponsor pursuant to which the Anchor Subscriber will purchase, for $1.00 per Bullish Warrant, from the sponsor or the Anchor Investor, 3,000,000 outstanding Bullish Warrants.. All commitments from the PIPE Investors, including the Anchor Subscriber, have expired in accordance with their terms on July 8, 2022.

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

Liquidity and Going Concern

As of September 30, 2022, we had approximately $2.2 million in our operating bank account and a working capital deficit of approximately $8.2 million.

Our liquidity needs have been satisfied through a payment of $25,000 from our Sponsor to cover certain offering costs in exchange for the issuance of the Founder Shares (as defined below), a loan of approximately $195,000 to us under a promissory note from our Sponsor (the “Promissory Note”) (which was fully repaid on December 7, 2020), the reimbursement of certain offering costs from the underwriters of $3.6 million, and the net proceeds from the consummation of the Private Placement not held in the Trust Account (including the additional Private Placements completed in January, March and May, 2022). Additionally, the Sponsor and the Anchor Investor have agreed to provide to the Company an aggregate of $1,000,000 of proceeds from the purchase of additional private placement warrants, at $1.50 per warrant, split between them pro rata in relation to their holdings of private placement warrants as necessary for working capital (or in lieu of such warrant purchase, the Sponsor will lend up to such amount to the Company) ($300,000 of this commitment has been funded to date). Liquidity needs have also been met through the $2.5 million extension fee paid by Bullish Global on June 29, 2022. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and Initial Shareholders may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2022 and 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the assessment of going concern considerations in accordance with the Financial Accounting Standard Board (“FASB”) ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” we have until March 7, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. We have determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 7, 2023. Management’s current intention is to complete the business combination with Bullish by December 31, 2022.

Results of Operations

Our entire activity from inception up to September 30, 2022 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the year ended September 30, 2022, we had net income of approximately $54.7 million, which consisted of approximately $41.0 million in change in fair value of derivative warrant liabilities, approximately $2.5 million income from investments held in trust account, $2.5 million in extension fee income and approximately $15.4 million gain on settlement of deferred underwriting commissions, offset by approximately $6.6 million in general and administrative expenses.

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

Promissory Note-Related Party

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

In order to finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). Such Working Capital Loans will be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, we may use a portion of the proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Additionally, our sponsor and the Anchor Investor have agreed to provide to us an aggregate of $1,000,000 of proceeds from the purchase of additional private placement warrants, at $1.50 per warrant, split between them pro rata in relation to their holdings of private placement warrants as necessary for working capital (or in lieu of such warrant purchase, our sponsor will lend up to such amount to us). As of September 30, 2022, we had no outstanding borrowings under the Working Capital Loans.

Additional Private Placements – Related Party

Additionally, our Sponsor and Anchor Investor have agreed to provide to us an aggregate of $1,000,000 of proceeds from the purchase of additional private placement warrants, at $1.50 per warrant, split between them pro rata in relation to their holdings of private placement warrants as necessary for working capital (or in lieu of such warrant purchase, the Sponsor will lend up to such amount to us) ($300,000 of this commitment has been funded to date). In January 2022 and March 2022, pursuant to this commitment, the Sponsor and the Anchor Investor purchased (in each private placement transaction), an additional 66,666 Private Placement Warrant (33,333 each) for aggregate gross proceeds of approximately $100,000. On May 13, 2022, pursuant to commitments made at the time of the Initial Public Offering, we completed the sale of an additional 66,666 Private Placement Warrants at $1.50 per warrant for aggregate gross proceeds of approximately $100,000) to the Sponsor and the Anchor Investor (33,333 each).

Services Agreement – Related Party

On July 5, 2022, we entered into a Services Agreement with Far Peak Management Company LLC (“Management”), an affiliate of the Sponsor, pursuant to which Management provides certain services necessary for the conduct of our business, and we agreed to reimburse Management for its reasonable and documented out-of-pocket costs (including without limitation, reasonable out-of-pocket costs of salary and benefits to Service Provider’s employees) incurred in providing the services in amounts not to exceed $70,000 per calendar quarter.

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

Deferred Legal Fees

We entered into an engagement letter with legal counsel to obtain legal advisory services, related to our Initial Public Offering, pursuant to which the legal counsel agreed to defer their fees (“deferred legal fees”). The deferred legal fees will become payable solely in the event that we complete a Business Combination, subject to the terms of the engagement letter. On December 7, 2020, we recorded deferred legal fees of $400,000 in connection with legal services received for the Initial Public Offering.

Lease Agreement

On January 12, 2021, we executed a lease agreement with an affiliate of our sponsor, subleasing office approximately 2,300 square feet space in New York, New York. During its term, prior to July 27. 2021, the lease required monthly minimum lease payments of $12,500. On July 27, 2021, we amended the lease agreement to a lease payment of $37,500 during the term of the sublease, which ended April 30, 2022.

Litigation

From time to time, we may be subject to legal proceedings and claims that arise in the search for a potential target business; however, we are not aware of any pending or threatened litigation that it believes is reasonably likely to have a material adverse effect on its results of operations, financial position, or cash flows.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has identified the following as its critical accounting policies:

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

The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 27,000,000 ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended September 30, 2022 and for the period from October 19, 2020 (inception) through September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncement

In June 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of September 30, 2022, we were not subject to any material market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at September 30, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at September 30, 2022.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our officers, director nominees and directors are as follows:

Name	Age	Position
Thomas W. Farley	46	Chief Executive Officer, President, and Chairman of the Board
David W. Bonanno	40	Chief Financial Officer, Secretary and Director
Stanley A. McChrystal	68	Director
Nicole Seligman	66	Director
Charles Vice	59	Director

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

David W. Bonanno serves as our Chief Financial Officer, Secretary and a director. Until recently (from 2018), Mr. Bonanno served as Chief Financial Officer and was a director of Far Point through its completion of its business combination with Global Blue in August 2020. From 2008 to 2020, Mr. Bonanno was a Managing Director at Third Point LLC, a New York based investment manager with $14.8 billion of assets under management as of December 31, 2019, which co-sponsored Far Point Acquisition Corp. During his twelve-year tenure at Third Point, Mr. Bonanno was responsible for analyzing and executing public and private investment opportunities across a broad range of industries including Fintech, financial services, telecommunications, energy and real estate. Additionally, Mr. Bonanno was the primary investment professional responsible for the Third Point Hellenic Recovery Fund L.P., a $750 million long-term investment vehicle exclusively dedicated to illiquid growth investments in Southern Europe. Mr. Bonanno previously served as a director of Social Finance, Inc. (SoFi), Energean PLC (LSE: ENOG), Far Point Acquisition Corp. (NYSE: FPAC), Hellenic Bank PCL (CSE: HB), Neptune Financial, Inc. and Tollerton Investments Limited which held a 50.3% stake in Play Communications S.A. prior to its public listing on the Warsaw Stock Exchange in July 2017. Mr. Bonanno has served as a director or executive officer for companies which have collectively issued over $30 billion in debt, more than $4 billion in equity through the public and private capital markets, and completed three initial public offerings on major U.S. and European exchanges. Mr. Bonanno has significant experience as a director and executive officer of regulated financial service companies including businesses supervised in the United States by the FDIC, SEC, FINRA and CFPB and in Europe by the ECB. Prior to joining Third Point, Mr. Bonanno was a Private Equity Associate at Cerberus Capital Management, L.P. from 2006 to 2008 and an analyst in Restructuring and Reorganization Advisory Group at Rothschild Inc. from 2004 to 2006. Mr. Bonanno graduated cum laude from Harvard University in 2004 with an A.B. in Psychology.

Stanley A. McChrystal has served as our director since its inception. From 2018, General McChrystal served as a director of Far Point through its completion of its business combination with Global Blue in August 2020. General McChrystal is a retired United States Army General. From June 2009 to June 2010, General McChrystal served as Commander, International Security Assistance Force (ISAF) and Commander, U.S. Forces Afghanistan (USFOR-A). From August 2008 to June 2009, General McChrystal served as Director, Joint Staff and from 2003 until 2008 as Commander of the Army’s Joint Special Operations Command (JSOC). General McChrystal is the founder of the McChrystal Group LLC, a privately held global services and leadership development firm based in Alexandria, VA, and has served as its CEO since 2010. He also currently serves as a director of FiscalNote, a privately held legislative and regulatory analytics firm headquartered in Washington, D.C. He is currently an advisor to General Atomics. Within the last ten years, General McChrystal served on the boards of Knowledge International, Navistar International Corp., Siemens Government Technologies as well as JetBlue Airlines, and Deutsche Bank US Corporation, both headquartered in New York City. He served as chairperson of The Yellow Ribbon Fund, a non-profit organization committed to helping wounded veterans and their families. General McChrystal is a senior fellow at Yale University’s Jackson Institute for Global Affairs, where he teaches a course on Leadership in Operation. He is currently the chair of Service Year Alliance, a project of Be The Change and the Aspen Institute, which envisions a future in which a service year is a cultural expectation and common opportunity for every young American.

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

The following table sets forth information regarding the beneficial ownership of our Class A ordinary shares as of September 30, 2022 by:

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

Our Sponsor, Directors and Executive Officers

Name and Address of Beneficial Owner(1)	Number of Shares Beneficial Owned				Approximate Percentage of
	Class A		Class B		Class A	Class B		Voting Power
David W. Bonanno(2)(4)(5)	—		—		—	—		—
Thomas W. Farley(2)(4)(5)	—		9,540,000	(3)	—	97.8%		13.7%
Stanley A. McChrystal	—		70,000		—		*	*
Nicole Seligman	—		70,000		—		*	*
Charles Vice	—		70,000		—		*	*
All directors and executive officers as a group (5 individuals)(5)	—		9,750,000		—	100%		14.0%
Far Peak LLC (FPAC’s sponsor)	—		9,540,000	(3)	—	97.8%		13.7%
Park West Asset Management LLC and Peter S. Park	5,086,825	(6)	—		8.5%	—		7.3%
UBS O’Connor LLC	3,886,068	(7)	—		6.5%	—		5.6%
Citadel Advisors LLC	3,512,732	(8)			5.9%	—		5.0%

*	Less than 1%
(1)	Unless otherwise noted, the business address of each of FPAC Shareholders is 511 6th Ave #7342, New York, New York 10011.
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

(6)

As of December 31, 2021, Park West Investors Master Fund, Limited held 2,811,795 shares of Class A ordinary shares and options (the “Options”) to purchase up to 1,825,400 shares of Class A ordinary shares and Park West Partners International, Limited held 275,030 shares of Class A ordinary shares and Options to purchase up to 174,600 shares of Class A ordinary shares. As of December 31, 2021, Park West Asset Management LLC and Mr. Park may be deemed to beneficially own the 3,086,825 shares of Class A ordinary shares and the 2,000,000 shares of Class A ordinary shares underlying the Options held in the aggregate by the PW Funds. The business address of Park West is 900 Larkspur Landing Circle, Suite 165, Larkspur, California 94939.

(7)

Represents shares held by the UBS O’Connor LLC. As of December 31, 2021, UBS O’Connor LLC may be deemed the beneficial owner of 3,886,068 shares. The business address of UBS O’Connor LLC is One North Wacker Drive, 31st Floor, Chicago, Illinois 60606.

(8)

Represents shares held by Citadel Advisors LLC, Citadel Advisors Holdings LP, Citadel GP LLC. Citadel Securities LLC, Citadel Securities Group LP, Citadel Securities GP LLC (collectively, “Citadel”) and Kenneth Griffin. As of January 31, 2022, Citadel and Mr. Griffin may be deemed the beneficial owner of 3,512,732 shares. The business address of Citadel and Mr. Griffin is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

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

Our sponsor purchased 7,000,000 private placement warrants for a purchase price of $1.50 per whole warrant in a private placement that occurred simultaneously with the closing of the Initial Public Offering. As such, our sponsor’s interest and our Anchor Investor’s in this transaction is valued at $10,500,000. Each private placement warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. In January 2022, March 2022 and May 2022, pursuant to commitments made the sponsor and the Anchor Investor at the time of the Initial Public Offering, we sold, in each of three similar transactions, an additional 33,333 private placement warrants to each of the sponsor and the Anchor Investor at a price of $1.50 per warrant. The private placement warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination. The Anchor Investor has agreed that if, in connection with an initial business combination, the sponsor decides (i) to forfeit, transfer to a third person, exchange, subject to transfer, vesting or conditional forfeiture provisions or amend the terms of all or any portion of the Founder Shares or the private placement warrants or (ii) to enter into any other arrangements with respect to the Founder Shares or the private placement warrants, including voting in favor of any amendment to the terms of the Founder Shares or the private placement warrants (each, a “Change in Investment”), such Change in Investment shall apply pro rata to the Anchor Investor and the sponsor based on the relative number of Founder Shares or private placement warrants to be held by each upon consummation of the initial business combination; provided, however that in no event shall such Change in Investment apply to more than 25% of the Founder Shares to be purchased by the Anchor Investor or 20% of the private placement warrants held by the Anchor Investor.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the period from October 19, 2020 (inception) through September 30, 2021, and of services rendered in connection with our Initial Public Offering, totaled $130,810. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended September 30, 2022 totaled $174,370.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees during the period from October 19, 2020 (inception) through September 30, 2021 and for the year ended September 30, 2022.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We paid WithumSmith+Brown, PC $3,640 for tax compliance for the year ended September 30, 2022. We did not pay WithumSmith+Brown, PC any tax fees during the period from October 19, 2020 (inception) through September 30, 2021.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees during the period from October 19, 2020 (inception) through September 30, 2021 and for the year ended September 30, 2022.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
a.	Financial Statements . The following financial statements are submitted as part of this report:

	Report of Independent Registered Public Accounting Firm	F-2
	Balance Sheets at September 30, 2022 and 2021	F-3
	Statements of Operations for the year ended September 30, 2022 and for the period from October 19, 2020 (inception) through September 30, 2021	F-4
	Statements of Changes in Shareholders’ Deficit for the year ended September 30, 2022 and for the period from October 19, 2020 (inception) through September 30, 2021	F-5
	Statements of Cash Flows for the year ended September 30, 2022 and for the period from October 19, 2020 (inception) through September 30, 2021	F-6
	Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Far Peak Acquisition Corporation
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Far Peak Acquisition Corporation (the “Company”) as of September 30, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended September 30, 2022 and for the period from October 19, 2020 (inception) through September 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for the year ended September 30, 2022 and for the period from October 19, 2020 (inception) through September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by March 7, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.
Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
New York, New York
Decembe
r 12, 2
022
PCAOB ID Number 100

FAR PEAK ACQUISITION CORPORATION
BALANCE SHEETS

	September 30,
	2022	2021
Assets
Current assets:
Cash	$2,220,941	$172,454
Prepaid expenses	76,042	642,917

Total current assets	2,296,983	815,371
Investments held in Trust Account	602,690,646	600,209,262

Total Assets	$604,987,629	$601,024,633

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accrued expenses	$10,436,125	$5,155,500
Accounts payable	69,668	29,474

Total current liabilities	10,505,793	5,184,974
Deferred legal fees	400,000	400,000
Deferred underwriting commissions	—	15,437,500
Derivative warrant liabilities	5,983,998	46,710,000

Total liabilities	16,889,791	67,732,474

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 60,000,000 shares at approximately $10.04 and $10.00 per share at September 30, 2022 and 2021, respectively	602,590,646	600,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,750,000 shares issued and outstanding	975	975
Additional paid-in capital	—	—
Accumulated deficit	(14,493,783)	(66,708,816)

Total shareholders’ deficit	(14,492,808)	(66,707,841)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$604,987,629	$601,024,633

The accompanying notes are an integral part of these financial statements.

FAR PEAK ACQUISITION CORPORATION
STATEMENTS OF OPERATIONS

	For the Year Ended September 30, 2022	For the Period from October 19, 2020 (Inception) through September 30, 2021
General and administrative expenses	$6,639,206	$7,010,698

Loss on operations	(6,639,206)	(7,010,698)
Other income (expenses):
Change in fair value of derivative warrant liabilities	40,954,000	7,290,000
Loss on sale of Private Placement Warrants	—	(3,500,000)
Financing costs - derivative warrant liabilities	—	(1,684,760)
Extension fee income	2,500,000	—
Income from investments held in Trust Account	2,481,384	209,262
Gain on settlement of deferred underwriting commissions	15,437,500	—

Net income (loss)	$54,733,678	$(4,696,196)

Weighted average shares outstanding of Class A ordinary shares - Basic and diluted	60,000,000	51,623,188

Basic and diluted net income (loss) per ordinary share, Class A	$0.78	$(0.08)

Weighted average shares outstanding of Class B ordinary shares - Basic and diluted	9,750,000	9,750,000

Basic and diluted net income (loss) per ordinary share, Class B	$0.78	$(0.08)

The accompanying notes are an integral part of these financial statements.

FAR PEAK ACQUISITION CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance – October 1, 2021	—	$—	9,750,000	$975	$—	$(66,708,816)	$(66,707,841)
Excess cash received from private placement	—	—	—	—	72,001	—	72,001
Reclassification of negative additional paid-in capital balance to accumulated deficit	—	—	—	—	(72,001)	72,001	—
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,590,646)	(2,590,646)
Net income	—	—	—	—	—	54,733,678	54,733,678

Balance – September 30, 2022	—	$—	9,750,000	$975	$—	$(14,493,783)	$(14,492,808)

FOR THE PERIOD FROM OCTOBER 19, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance – October 19, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	9,750,000	975	24,025	—	25,000
Accretion of Class A ordinary shares to redemption value	—	—	—	—	(24,025)	(62,012,620)	(62,036,645)
Net loss	—	—	—	—	—	(4,696,196)	(4,696,196)

Balance – September 30, 2021	—	$—	9,750,000	$975	$—	$(66,708,816)	$(66,707,841)

The accompanying notes are an integral part of these financial statements.

FAR PEAK ACQUISITION CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2022 AND FOR THE PERIOD FROM OCTOBER 19, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	For the Year Ended September 30, 2022	For the Period From October 19, 2020 (Inception) through September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$54,733,678	$(4,696,196)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
General and administrative expenses paid by Sponsor under promissory note	—	31,015
Change in fair value of derivative warrant liabilities	(40,954,000)	(7,290,000)
Financing costs - derivative warrant liabilities	—	1,684,760
Income from investments held in Trust Account	(2,481,384)	(209,262)
Loss on sale of Private Placement warrants	—	3,500,000
Gain on settlement of deferred underwriting commissions	(15,437,500)	—
Changes in operating assets and liabilities:
Prepaid expenses	566,875	(642,917)
Accrued expenses	5,280,625	5,155,500
Accounts payable	40,194	29,474

Net cash provided by (used in) operating activities	1,748,488	(2,437,626)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(600,000,000)

Net cash used in investing activities	—	(600,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(195,396)
Proceeds received from initial public offering, gross	—	600,000,000
Proceeds received from private placement	299,999	10,500,000
Offering costs paid	—	(11,294,524)
Reimbursement from underwriters	—	3,600,000

Net cash provided by financing activities	299,999	602,610,080

Net change in cash	2,048,487	172,454
Cash - beginning of the period	172,454	—

Cash - end of the period	$2,220,941	$172,454

Supplemental disclosure of noncash financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Offering costs funded with note payable - related party	$—	$164,381
Deferred legal fees	$—	$400,000
Deferred underwriting commissions	$—	$15,437,500
The accompanying notes are an integral part of these financial statements.

FAR PEAK ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
Note
1-Description
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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from October 19, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and since closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 7,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (collectively, the “Anchor Investor”), generating gross proceeds of $10.5 million (and in January, March and May 2022, pursuant to commitments made at the time of the Initial Public Offering, the Company completed the sale of an additional 199,998 Private Placement Warrants at $1.50 per warrant for aggregate gross proceeds of approximately $300,000) (see Note 4).
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

FAR PEAK ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

FAR PEAK ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

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
The Company has until 27 months from the closing of the Initial Public Offering, or March 7, 2023 (since the Company has executed a letter of intent, agreement in principle or definitive agreement for the initial Business Combination within 24 months from the closing of the Initial Public Offering but has not completed the initial Business Combination within such 24 month period) to consummate a Business Combination, the Combination Period. However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released the Company to pay taxes, if any (less up to
$100,000
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

FAR PEAK ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

FAR PEAK ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

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
Basis of Presentation
The accompanying financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the SEC.

FAR PEAK ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

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
Liquidity and Going Concern
As of September 30, 2022, the Company had approximately $2.2 million in its operating bank account and a working capital deficit of approximately $8.2 million.
The Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain offering costs on behalf of the Company in exchange for the issuance of the Founder Shares (as defined below), the loan under the Promissory Note (as defined below) from the Sponsor of approximately $195,000 (see Note 5) to the Company (which was fully repaid on December 7, 2020), the reimbursement of certain offering costs from the underwriters of $3.6 million, and the net proceeds from the consummation of the Private Placement not held in the Trust Account (including the additional Private Placements in January, March and May 2022). Additionally, the Sponsor and the Anchor Investor have agreed to provide to the Company an aggregate of $1,000,000 of proceeds from the purchase of additional private placement warrants, at $1.50 per warrant, split between them pro rata
in relation to their holdings of private placement warrants as necessary for working capital (or in lieu of such warrant purchase, the Sponsor will lend up to such amount to the Company) ($300,000 of this commitment has been funded to date). Liquidity needs have also been met through the $2.5 million extension fee paid by Bullish Global on June 29, 2022. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans. As of September 30, 2022 and 2021, there were no amounts outstanding under any Working Capital Loans (see Note 5).
In connection with the assessment of going concern considerations in accordance with the Financial Accounting Standard Board (“FASB”) ASC Topic
205-40,
“Presentation of Financial Statements—Going Concern,” the Company has until March 7, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by

FAR PEAK ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 7, 2023.

Management’s current intention is to complete the business combination with Bullish by December 31, 2022.
Note
2-Summary
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of September 30, 2022 and 2021.
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
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

FAR PEAK ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheet, primarily due to their short-term nature (except for the derivative warrant liabilities, see Note 10).
Fair Value Measurements
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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating
expenses in the statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering including exercise of overallotment option. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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

FAR PEAK ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, 60,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.
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
ordinary shares in the calculation of diluted income (loss) per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the period from October 19, 2020 (inception) through September 30, 2021 and for the year ended September 30, 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

FAR PEAK ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Year Ended September 30, 202 2		For the Period from October 19, 2020 (Inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss) - basic and diluted	$47,082,734	$7,650,944	$(3,950,139)	$(746,057)
Denominator:
Basic weighted average ordinary shares outstanding	60,000,000	9,750,000	51,623,188	9,750,000

Basic and diluted net income (loss) per ordinary share	$0.78	$0.78	$(0.08)	$(0.08)

Income Taxes
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the financial statements.
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

FAR PEAK ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

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
On May 13, 2022, pursuant to commitments made at the time of the Initial Public Offering, the Company completed the sale of an additional 66,666 Private Placement Warrants at $1.50 per warrant for aggregate gross proceeds of approximately $100,000 to the Sponsor and the Anchor Investor (33,333 each).
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

FAR PEAK ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

Promissory Note-Related Party
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
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans will be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.
Additional Private Placements – Related Party
Additionally, the Sponsor and the Anchor Investor have agreed to provide to the Company an aggregate of $1,000,000 of proceeds from the purchase of additional private placement warrants, at $1.50 per warrant, split between them pro rata
in relation to their holdings of private placement warrants as necessary for working capital (or in lieu of such warrant purchase, the Sponsor will lend up to such amount to the Company)($300,000 of this commitment has been funded to date). In January 2022 and March 2022, pursuant to this commitment, the Sponsor and the Anchor Investor purchased (in each private placement transaction), an additional 66,666 Private Placement Warrant (33,333 each) for aggregate gross proceeds of approximately $100,000. On May 13, 2022, pursuant to commitments made at the time of the Initial Public Offering, the Company completed the sale of an additional 66,666 Private Placement Warrants at $1.50 per warrant for aggregate gross proceeds of approximately $100,000) to the Sponsor and the Anchor Investor (33,333 each).
Services Agreement – Related Party
On July 5, 2022, the Company entered into a Services Agreement with Far Peak Management Company LLC (“Management Company”), an affiliate of the Sponsor, pursuant to which Management Company provides certain services necessary for the conduct of the Company’s business, and the Company agreed to reimburse Management Company for its reasonable and documented out-of-pocket
costs (including without limitation, reasonable
out-of-pocket
costs of salary and benefits to Management Company’s employees) incurred in providing the services in amounts not to exceed
$70,000
per calendar quarter. For the year ended September 30, 2022, the Company reimbursed approximately $86,000 in such costs and there was no outstanding balance as of September 30, 2022 payable to Management Company.
Note
6-Commitments
and Contingencies
Risks and Uncertainties
Management is continuing to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have an effect on the Company’s financial position, results of its

FAR PEAK ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.
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
Deferred Legal Fees
The Company entered into an engagement letter with legal counsel to obtain legal advisory services, related to the Company’s Initial Public Offering, pursuant to which the legal counsel agreed to defer their fees (“deferred legal fees”). The deferred fee will become payable solely in the event that the Company completes a Business Combination, subject to the terms of the engagement letter. On December 7, 2020, the Company recorded deferred legal fees of $400,000 in connection with legal services received for its Initial Public Offering in the accompanying balance sheets.
Lease Agreement
On January 12, 2021, the Company executed a lease agreement with an affiliate of the Sponsor, subleasing office approximately 2,300 square feet space in New York, New York. The lease calls for monthly minimum lease payments of

$
12,500
during the term of the sublease, which ended on
January 30, 2022
. On July
27
,
2021
, the Company amended the lease agreement to a lease payment of $
37,500
 during the term of the sublease, which

FAR PEAK ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

end
ed
April 30, 2022
. For the year ended September
30
,
2022
and the period from October
19
,
2020
(inception) through September
30
,
2021
, the Company incurred approximately $
37,500
and $
150,000
, respectively, in rental lease expenses.
Consulting fees
The Company has an agreement with a third party consultant to provide certain advisory services to the Company relating to identification of and negotiation with potential targets, assistance with due diligence, marketing, financial analyses and investor relations, pursuant to which the consultant has agreed to defer its fees and have payment of such fees to be solely contingent on the Company closing a Business Combination. As of September 30, 2022 and 2021, the Company has incurred approximately $7.7 million in contingent fees pursuant to the agreement. The Company will recognize an expense for these services when the performance trigger is considered probable, which in this case will occur upon closing of a Business Combination.
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

FAR PEAK ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

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
NOTES TO FINANCIAL STATEMENTS

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
Note
8-Class
A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and 2021, there were 60,000,000
Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheets.

FAR PEAK ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

The Class A ordinary shares subject to possible redemption reflected on the balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$600,000,000
Less:
Fair value of Public Warrants at issuance	(40,000,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(22,036,645)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	62,036,645

Class A ordinary shares subject to possible redemption at September 30, 2021	600,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	2,590,646

Class A ordinary shares subject to possible redemption at September 30, 2022	$602,590,646

Note
9-Shareholders’
Deficit
Preference Shares
-The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
-The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and 2021, there were 60,000,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and are classified as temporary equity (see Note 8).
Class
 B Ordinary Shares
-The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of September 30, 2022 and 2021, there were 9,750,000 Class B ordinary shares issued and outstanding (see Note 5).
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
basis.
Note
10-Fair
Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and 2021 by level within the fair value hierarchy:
SEPTEMBER 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-money market fund	$602,690,646	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$4,400,000	$—	$—
Derivative warrant liabilities-Private warrants	$—	$1,583,998	$—

FAR PEAK ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-money market fund	$600,209,262	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$34,600,000	$—	$—
Derivative warrant liabilities-Private warrants	$—	$12,110,000	$—
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

There were no other transfers to/from Levels 1, 2, and 3 for the period from October 19, 2020 (inception) through September 30, 2022.
Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of Public Warrants issued in connection with the Initial Public Offering are measured based on the listed market price of such warrants, a Level 1 measurement. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. For the year ended September 30, 2022 and the period from October 19, 2020 (inception) through September 30, 2021 the Company recognized a charge to the statements of operations resulting from a decrease in the fair value of liabilities of approximately

$41.0 million and $7.3 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.

Note
11-Subsequent
Events
Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

F-2
4

b.	Exhibits: The exhibits list in the accompanying index to exhibits are filed or incorporated `by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description of Document

2.1	Business Combination Agreement, dated as of July 8, 2021, by and among FPAC, Pubco, Bullish Global, BMC 1, and BCM 2 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed July 9, 2021 (file no. 001-39749)).

2.2	Amendment No. 1 to the Business Combination Agreement, dated as of March 7, 2022, by and among the Company, Bullish, Bullish Global, BMC1 and BMC2 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed March 8, 2022 (file no. 001-39749)).

2.3	Amendment No. 2 to the Business Combination Agreement, dated as of May 6, 2022, by and among the Company, Bullish, Bullish Global, BMC1 and BMC2 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed May 9, 2022 (file no. 001-39749)).

2.4	Amendment No. 3 to the Business Combination Agreement, dated as of June 29, 2022, by and among the Company, Bullish, Bullish Global, BMC1 and BMC2.(incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed June 29, 2022 (file no. 001-39749)).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed December 7, 2020 (file no. 001-39749)).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed November 30, 2020 (file no. 333-250129)).

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed November 30, 2020 (file no. 333-250129)).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed November 30, 2020 (file no. 333-250129)).

4.4	Warrant Agreement, dated December 2, 2020, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed December 7, 2020 (file no. 001-39749)).

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed December 17, 2021).

10.1	Promissory Note, dated as of October 21, 2020, between the registrant and the sponsor (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed November 16, 2020 (file no. 333-250129)).

10.2	Securities Subscription Agreement, dated October 21, 2020, between FPAC and FPAC’s sponsor (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed November 16, 2020 (file no. 333-250129)).

10.3	Private Placement Warrants Subscription Agreement, dated November 13, 2020, between FPAC and FPAC’s sponsor (incorporated reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 filed November 30, 2020 (file no. 333-250129)).

10.4	Form of Subscription Agreement, dated as of November 12, 2020, between the sponsor and BlackRock Credit Alpha Master Fund L.P./HC NCBR Fund/The Obsidian Master Fund (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 filed November 30, 2020 (file no. 333-250129)).

10.5	Investment Management Trust Agreement, dated December 2, 2020, between FPAC and Continental Stock Trust & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 7, 2020 (file no. 001-39749)).

Exhibit Number	Description of Document

10.6	Registration Rights Agreement, dated December 2, 2020, among FPAC, FPAC’s sponsor and certain equity holders of FPAC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed December 7, 2020 (file no. 001-39749)).

10.7	Letter Agreement, dated December 2, 2020, between FPAC and FPAC’s sponsor, officers and directors (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed December 7, 2020 (file no. 001-39749)).

10.8	Letter Agreement Amendment, dated as of July 8, 2021, by and among FPAC, the sponsor and the other parties named therein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed July 9, 2021 (file no. 001-39749)).

10.9	Form of Subscription Agreement, dated July 8, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 9, 2021 (file no. 001-39749)).

10.10	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed July 9, 2021 (file no. 001-39749)).

10.11	Form of Side Letter Agreement, executed on July 8, 2021, by FPAC, Far Peak LLC and the Anchor Investor (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed July 9, 2021 (file no. 001239749)).

10.12	Target Voting Agreement, dated as of July 8, 2021, by and among FPAC, Block.one, Bullish Global and Bullish (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed July 9, 2021 (file no. 001-39749)).

10.13	Target Voting Agreement, dated as of July 8, 2021, by and among Bullish, Bullish Global, FPAC, and Far Peak LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed July 9, 2021 (file no. 001-39749)).

10.14	Sponsor Voting Agreement, dated as of July 8, 2021, by and among FPAC, the sponsor, Bullish Global and Pubco (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed July 9, 2021 (file no. 001-39749)).

10.15	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed July 9, 2021 (file no. 001-39749)).

10.16	Non-Competition Agreement, dated as of July 8, 2021, by and among Block.one, Brendan Blumer, FPAC, Pubco and Bullish Global (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed July 9, 2021 (file no. 001-39749)).

10.17	Standstill Agreement, dated as of July 8, 2021, by and among Pubco, Block.one, Brendan Blumer and Kokuei Yuan (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed July 9, 2021 (file no. 001-39749)).

10.18	Indemnification Agreement, dated as of July 8, 2021, by and between Block.one and Pubco (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed July 9, 2021 (file no. 001-39749)).

10.19	Sponsor Release, dated as of July 8, 2021, by and between the sponsor and FPAC (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed July 9, 2021 (file no. 001-39749)).

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Document

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.DRF	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interaction Data File (formatted as inline XBRL with application taxonomy extension information contained in Exhibits 101).

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

Dated: December 12, 2022	FAR PEAK ACQUISITION CORPORATION

	By:	/s/ Thomas W. Farley
Thomas W. Farley
Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Thomas W. Farley	Chief Executive Officer, President and	December 12, 2022
Thomas W. Farley	Chairman of the Board (Principal Executive Officer)

/s/ David W. Bonanno	Chief Financial Officer and Director	December 12, 2022
David W. Bonanno	(Principal Financial and Accounting Officer)

/s/ Stanley A. McChrystal	Director	December 12, 2022
Stanley A. McChrystal

/s/ Nicole Seligman	Director	December 12, 2022
Nicole Seligman

/s/ Charles Vice	Director	December 12, 2022
Charles Vice

II-4