Form 10-Q
period 2022-12-31
Far Peak Acquisition Corp
filed 2023-02-09
CIK 1829426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
of the Exchange Act).    Yes  ☒    No  ☐
As of F
ebruary 9, 202
3, 60,000,000 Class A ordinary shares, par value $0.0001 and 9,750,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

FAR PEAK ACQUISITION CORPORATION

Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FAR PEAK ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	December 31, 2022	September 30, 2022
	(unaudited)
Assets
Current assets:
Cash	$1,897,876	$2,220,941
Prepaid expenses	85,348	76,042
Total current assets	1,983,224	2,296,983

Investments held in Trust Account	606,938,498	602,690,646

Total Assets	$608,921,722	$604,987,629

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accrued expenses	$13,451,792	$10,436,125
Accounts payable	206,091	69,668

Total current liabilities	13,657,883	10,505,793
Deferred legal fees	—	400,000
Derivative warrant liabilities	—	5,983,998

Total liabilities	13,657,883	16,889,791

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 60,000,000 shares at approximately $10.11 and $10.04 per share as of December 31, 2022 and September 30, 2022, respectively	606,838,498	602,590,646

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,750,000 shares issued and outstanding	975	975
Additional paid-in capital	—	—
Accumulated deficit	(11,575,634)	(14,493,783)

Total shareholders’ deficit	(11,574,659)	(14,492,808)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$608,921,722	$604,987,629

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR PEAK ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31,
	2022	2021
General and administrative expenses	$3,065,849	$2,362,050

Loss from operations	(3,065,849)	(2,362,050)
Other income (expenses):
Change in fair value of derivative warrant liabilities	5,983,998	(7,020,000)
Income from investments held in Trust Account	4,247,852	11,767

Net income (loss)	$7,166,001	$(9,370,283)

Weighted average shares outstanding of Class A ordinary shares - Basic and diluted	60,000,000	60,000,000

Basic and diluted net income (loss) per ordinary share, Class A	$0.10	$(0.13)

Weighted average shares outstanding of Class B ordinary shares - Basic and diluted	9,750,000	9,750,000

Basic and diluted net income (loss) per ordinary share, Class B	$0.10	$(0.13)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR PEAK ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Three Months Ended December 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - September 30, 2022	—	$—	9,750,000	$975	$—	$(14,493,783)	$(14,492,808)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(4,247,852)	(4,247,852)
Net income	—	—	—	—	—	7,166,001	7,166,001

Balance - December 31, 2022 (unaudited)	—	$—	9,750,000	$975	$—	$(11,575,634)	$(11,574,659)

For the Three Months Ended December 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - September 30, 2021	—	$—	9,750,000	$975	$—	$(66,708,816)	$(66,707,841)
Net loss	—	—	—	—	—	(9,370,283)	(9,370,283)

Balance - December 31, 2021 (unaudited)	—	$—	9,750,000	$975	$—	$(76,079,099)	$(76,078,124)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR PEAK ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$7,166,001	$(9,370,283)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Change in fair value of derivative warrant liabilities	(5,983,998)	7,020,000
Income from investments held in Trust Account	(4,247,852)	(11,767)
Changes in operating assets and liabilities:
Prepaid expenses	(9,306)	157,500
Accrued expenses	2,615,667	2,026,500
Accounts payable	136,423	38,524

Net cash used in operating activities	(323,065)	(139,526)

Net change in cash	(323,065)	(139,526)

Cash - beginning of the period	2,220,941	172,454

Cash - end of the period	$1,897,876	$32,928

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
As of December 31, 2022, the Company had not commenced any operations and had not completed a Business Combination. All activity for the period from October 19, 2020 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), and since closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 7,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor and certain funds and accounts managed by subsidiaries of BlackRock, Inc., who invested in the Company at the time of its initial public offering (collectively, the “Anchor Investor”), generating gross proceeds of $10.5 million (and in January, March and May 2022, pursuant to commitments made at the time of the Initial Public Offering, the Company completed the sale of an additional 199,998 Private Placement Warrants at $1.50 per warrant for aggregate gross proceeds of $300,000) (Note 4).
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
The Company has 27 months from the closing of the Initial Public Offering, or March 7, 2023 (since the Company has executed a letter of intent, agreement in principle or definitive agreement for the initial Business Combination within 24 months from the closing of the Initial Public Offering but has not completed the initial Business Combination

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

within such 24 month period) to consummate a Business Combination (the “Combination Period”). At this time, the Company does not expect it will be able to complete a Business Combination by March 7, 2023, the end of the Combination Period. If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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
Termination of Proposed Bullish Transaction
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

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On June 29, 2022, the Company, Bullish, the Merger Subs and Bullish Global entered into Amendment No. 3 to the Business Combination Agreement (the “Third Business Combination Agreement Amendment”) to further extend the Outside Date to December 31, 2022 in order to facilitate the completion of the Transactions. Additionally, as consideration for the Company’s agreement to enter into the Third Business Combination Agreement Amendment, Bullish Global paid a $2.5 million extension fee at the time of signing. The fee will be used for working capital of the Company, including payments of no more than $70,000 per quarter to an entity affiliated with the Sponsor to reimburse it for certain out-of-pocket
costs for employee salary and benefits incurred on behalf of the Company.
Under the terms of the BCA, each of the Company and Bullish have the right to terminate the BCA if the Bullish Transaction has not been consummated by the Outside Date.
On December 22, 2022, the Company and Bullish issued a joint press release announcing the termination of their proposed business combination. The termination will also make void all ancillary agreements executed concurrently with the Business Combination Agreement. As a result of the termination of the proposed business combination with Bullish, the Company does not currently expect it will complete a Business Combination by March 7, 2023, the end of the Combination Period.
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Operating results for the three months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the year ending September 30, 2023.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the annual Form
10-K
filed by the Company with the SEC on December 12, 2022.
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
Liquidity and Going Concern
As of December 31, 2022, the Company had approximately $1.9 million cash in its operating bank account and a working capital deficit of approximately $11.7 million.

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain offering costs on behalf of the Company in exchange for the issuance of the Founder Shares, the loan under the Promissory Note (as defined in Note 5) from the Sponsor of approximately $195,000 (see Note 5) to the Company, the reimbursement of certain offering costs from the underwriters of $3.6 million, and the net proceeds from the consummation of the Private Placement not held in the Trust Account (including the additional Private Placements in January, March and May 2022). Additionally, the Sponsor and the Anchor Investor have agreed to provide to the Company an aggregate of $1.0 million of proceeds from the purchase of additional private placement warrants, at $1.50 per warrant, split between them pro rata
in relation to their holdings of private placement warrants as necessary for working capital (or in lieu of such warrant purchase, the Sponsor will lend up to such amount to the Company) ($300,000 of this commitment has been funded to date). Liquidity needs have also been met through the $2.5 million extension fee paid by Bullish Global on June 29, 2022. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans. As of December 31, 2022 and September 30, 2022, there were no amounts outstanding under any Working Capital Loans (see Note 5).
The Company may need to raise additional capital through loans or additional investments from its Sponsor, an affiliate of the Sponsor, or its officers or directors. The Company’s officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses, and extending the terms and due dates of certain accrued expenses and other liabilities. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Based upon the analysis above, management has determined that these conditions indicate that it may be probable that the Company would not be able to meet its obligations within one year after the date that the condensed financial statements are available to be issued. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board (“FASB”) ASC Topic
205-40,
“Presentation of Financial Statement—Going Concern,” the Company has until March 7, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 7, 202
3. The Company’s Management does not intend to pursue a Business Combination and will facilitate the Company’s mandatory liquidation following March 7, 2023.
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

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of December 31, 2022 and September 30, 2022.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash and investments held in the Trust Account. Cash is maintained in accounts with financial institutions, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and investments held in the Trust Account. The Company has not experienced losses on its cash accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. The Company’s investments held in the Trust Account consists entirely of U.S. government securities with an original maturity of 185 days or less.
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the unaudited condensed balance sheet, primarily due to their short-term nature (except for the derivative warrant liabilities, see Note 10).
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

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 27,000,000 ordinary shares in the calculation of diluted income (loss) per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended December 31, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The following table reflects the calculation of basic and diluted net income (loss) per share of ordinary share:

	For the Three Months Ended December 31, 2022		For the Three Months Ended December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss) - basic and diluted	$6,164,302	$1,001,699	$(8,060,458)	$(1,309,825)
Denominator:
Basic weighted average ordinary shares outstanding	60,000,000	9,750,000	60,000,000	9,750,000

Basic and diluted net income (loss) per ordinary share	$0.10	$0.10	$(0.13)	$(0.13)

Income Taxes
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and September 30, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Over-Allotment Option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 8,250,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On December 21, 2020, the underwriters partially exercised the Over-Allotment Option and purchased an additional 5,000,000 at an offering price of $10.00 per Unit, generating gross proceeds of $50.0 million. Following the closing of the Initial Public Offering and the Over-Allotment Option, an aggregate amount of $600.0 million has been placed in the Company’s trust account established in connection with the Initial Public Offering.
Each Unit consists of one Class A ordinary share and
one-third
of warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7).
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

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans will be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022 and September 30, 2022, the Company had no borrowings under the Working Capital Loans.
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
Services Agreement – Related Party
On July 5, 2022, the Company entered into a Services Agreement with Far Peak Management Company LLC (“Management Company”), an affiliate of the Sponsor, pursuant to which Management Company provides certain services necessary for the conduct of the Company’s business, and the Company agreed to reimburse Management Company for its reasonable and documented out-of-pocket
costs (including without limitation,
reasonable out-of-pocket costs
of salary and benefits to Management Company’s employees) incurred in providing the services in amounts not to exceed $70,000 per calendar quarter. For the three months ended December 31, 2022, the Company incurred approximately $64,000 in such costs and there was approximately $21,000 outstanding as of December 31, 2022 payable to Management Company as reflected in the accompanying condensed balance sheets.
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
Deferred Legal Fees
The Company entered into an engagement letter with legal counsel to obtain legal advisory services, related to the Company’s Initial Public Offering, pursuant to which the legal counsel agreed to defer their fees (“deferred legal fees”). The deferred fee will become payable solely in the event that the Company completes a Business Combination, subject to the terms of the engagement letter. On December 7, 2020, the Company recorded deferred legal fees of $400,000 in connection with legal services received for its Initial Public Offering in the accompanying condensed balance sheet.
Consulting fees
The Company has an agreement with a third party consultant to provide certain advisory services to the Company relating to identification of and negotiation with potential targets, assistance with due diligence, marketing, financial analyses and investor relations, pursuant to which the consultant has agreed to defer its fees and have payment of such fees to be solely contingent on the Company closing a Business Combination. As of December 31, 2022 and 2021, the Company has incurred approximately $7.7 million in contingent fees pursuant to the agreement. The Company will recognize an expense for these services when the performance trigger is considered probable, which in this case will occur upon closing of a Business Combination.
Lease Agreement
On January 12, 2021, the Company executed a lease agreement with an affiliate of the Sponsor, subleasing office approximately 2,300 square feet space in New York, New York. The lease calls for monthly minimum lease payments of $12,500 during the term of the sublease, which ended on January 30, 2022. On July 27, 2021, the Company amended the lease agreement to a lease payment of $37,500 during the term of the sublease, which ended on April 30, 2022. For the three months ended December 31, 2022 and 2021, the Company incurred approximately $0 and $38,000 of rental lease expenses, respectively.

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note
8-Class
A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and September 30, 2022, there were 60,000,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.
The Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds from Initial Public Offering	$600,000,000
Less:
Fair value of Public Warrants at issuance	(40,000,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(22,036,645)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	62,036,645

Class A ordinary shares subject to possible redemption at September 30, 2021	600,000,000
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	2,590,646

Class A ordinary shares subject to possible redemption at September 30, 2022	602,590,646
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	4,247,852

Class A ordinary shares subject to possible redemption at December 31, 2022	$606,838,498

Note
9-Shareholders’
Deficit
Preference Shares
- The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As December 31, 2022 and September 30, 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
-The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and September 30, 2022, there were 60,000,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and are classified as temporary equity (see Note 8).
Class
 B Ordinary Shares
- The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of December 31, 2022 and September 30, 2022, there were 9,750,000 Class B ordinary shares issued and outstanding (see Note 5).
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

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10 - Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and September 30, 2022 by level within the fair value hierarchy:
DECEMBER 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market fund	$606,938,498	$—	$—
SEPTEMBER 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market fund	$602,690,646	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$4,400,000	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$1,583,998	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement in January 2021, when the Public Warrants were separately listed and traded. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of January 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. There were no other transfers to/from Levels 1, 2, and 3 for the period from October 19, 2020 (inception) through December 31, 2022.
Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of Public Warrants issued in connection with the Initial Public Offering are measured based on the listed market price of such warrants, a Level 1 measurement. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. For the three months ended December 31, 2022 and 2021, the Company recognized a charge to the statements of operations resulting from a decrease (increase) in the fair value of derivative warrants liabilities of approximately $6.0 million and $(7.0) million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations.

FAR PEAK ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 11 — Subsequent Events
Management evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.
On January 10, 2023, a Form 25-NSE was filed to notify the SEC of the withdrawal of the Public Warrants from listing on the New York Stock Exchange.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on October 19, 2020. We were incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). We are not limited to a particular industry or sector for purposes of consummating a Business Combination. We are an early stage and emerging growth company and, as such, are subject to all of the risks associated with early stage and emerging growth companies. As of December 31, 2022, we had not completed a Business Combination and accordingly do not expect to be able to do so by March 7, 2023, the last day on which we have to do so. See “-Liquidity and Going Concern.”

Our sponsor is Far Peak LLC, a Cayman Islands exempted limited liability company (“Sponsor”). The registration statement for our Initial Public Offering was declared effective on December 2, 2020. On December 7, 2020, we consummated our Initial Public Offering of 55,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $550.0 million, and incurring offering costs of approximately $23.7 million, inclusive of $7.5 million in underwriting commissions, approximately $15.4 million in deferred underwriting commissions, $400,000 in deferred legal fees, approximately $4.0 million of other expenses, and net of reimbursement from the underwriters of $3.6 million. Our underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 8,250,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On December 21, 2020 the underwriters’ partially exercised the over-allotment option and purchased an additional 5,000,000 Units at an offering price of $10.00 per Unit, generating gross proceeds of $50.0 million (the “Over-Allotment Option”).

Simultaneously with the closing of our Initial Public Offering, we consummated the private placement (“Private Placement”) of 7,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor and certain funds and accounts managed by subsidiaries of BlackRock, Inc., who invested in us at the time of our initial public offering, (collectively, the “Anchor Investor”), generating gross proceeds of $10.5 million (and in January, March and May 2022, pursuant to commitments made the sponsor and the Anchor Investor at the time of the Initial Public Offering, we sold, in each of three similar transactions, an additional 33,333 Private Placement Warrants to each of the sponsor and the Anchor Investor at a price of $1.50 per warrant for aggregate gross proceeds of $300,000).

Upon the closing of our Initial Public Offering, the Private Placement, and the Over-Allotment Option $600.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act. We will have until 27 months from the closing of the Initial Public Offering, or March 7, 2023 (we have executed a letter of intent, agreement in principle or definitive agreement for the initial Business Combination within 24 months from the closing of the Initial Public Offering but has not completed the initial Business Combination within such 24 month period) to consummate a Business Combination (the “Combination Period”). However, if we have not completed a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining Public Shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete a Business Combination within the Combination Period.

Liquidity and Going Concern

As of December 31, 2022, we had approximately $1.9 million cash in our operating bank account and a working capital deficit of approximately $11.7 million.

Our liquidity needs have been satisfied through a payment of $25,000 from our Sponsor to cover certain offering costs in exchange for the issuance of the Founder Shares (as defined below), a loan of approximately $195,000 to us under a promissory note from our Sponsor (the “Promissory Note”), the reimbursement of certain offering costs from the underwriters of $3.6 million, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. (including the additional Private Placements completed in January, March and May 2022). Additionally, the Sponsor and the Anchor Investor have agreed to provide to the Company an aggregate of $1,000,000 of proceeds from the purchase of additional private placement warrants, at $1.50 per warrant, split between them pro rata in relation to their holdings of private placement warrants as necessary for working capital (or in lieu of such warrant purchase, the Sponsor will lend up to such amount to the Company) ($300,000 of this commitment has been funded to date). Liquidity needs have also been met through the $2.5 million extension fee paid by Bullish Global on June 29, 2022. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and Initial Shareholders may, but are not obligated to, provide us Working Capital Loans. As of December 31, 2022 and September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

In connection with the assessment of going concern considerations in accordance with the Financial Accounting Standard Board (“FASB”) ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” we have until March 7, 2023 to consummate a Business Combination. We do not expect that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. We have determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 7, 2023.

Results of Operations

Our entire activity for the period from October 19, 2020 (inception) through December 31, 2022 relates to our formation, the initial public offering (“Initial Public Offering”), and since closing of the Initial Public Offering, our search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

For the three months ended December 31, 2022, we had net income of approximately $7.2 million, which consisted of approximately $6.0 million gain change in fair value of derivative warrant liabilities and approximately $4.2 million in gain on investments held in Trust Account, offset by approximately $3.1 million in general and administrative expenses.

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

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). Such Working Capital Loans will be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Additionally, our Sponsor and the Anchor Investor have agreed to provide to us an aggregate of $1,000,000 of proceeds from the purchase of additional private placement warrants, at $1.50 per warrant, split between them pro rata in relation to their holdings of private placement warrants as necessary for working capital (or in lieu of such warrant purchase, our Sponsor will lend up to such amount to us). As of December 31, 2022 and September 30, 2022, we had no outstanding borrowings under the Working Capital Loans.

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

Services Agreement – Related Party

On July 5, 2022, we entered into a Services Agreement with Far Peak Management Company LLC (“Management Company”), an affiliate of the Sponsor, pursuant to which Management Company provides certain services necessary for the conduct of our business, and we agreed to reimburse Management Company for its reasonable and documented out-of-pocket costs (including without limitation, reasonable out-of-pocket costs of salary and benefits to Service Provider’s employees) incurred in providing the services in amounts not to exceed $70,000 per calendar quarter. For the three months ended December 31, 2022, we incurred approximately $64,000 in such costs and there was approximately $21,000 outstanding as of December 31, 2022 payable to Management Company.

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

Lease Agreement

On January 12, 2021, we executed a lease agreement with an affiliate of the Sponsor, subleasing office approximately 2,300 square feet space in New York, New York. The lease calls for monthly minimum lease payments of $12,500 during the term of the sublease, which ended on January 30, 2022. On July 27, 2021, we amended the lease agreement to a lease payment of $37,500 during the term of the sublease, which ended on April 30, 2022.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, 60,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheets.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 27,000,000 ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended December 31, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2022 and September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 filed with the SEC on December 12, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None. .

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
10.1	Termination Agreement, dated as of January 26, 2023, by and among Far Peak Acquisition Corporation, Bullish, BMC1, BMC2 and Bullish Global.*

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 7, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9 day of February 2023.

Far Peak Acquisition Corporation

By:	/s/ Thomas W. Farley
Name:	Thomas W. Farley
Title:	Chief Executive Officer

By:	/s/ David W. Bonanno
Name:	David W. Bonanno
Title:	Chief Financial Officer